Form 10-Q
period 1999-06-30
TALK CITY INC
filed 1999-09-02
CIK 1080088

--------------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  Form 10-Q

          (Mark One)

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        ---  EXCHANGE ACT OF 1934

        For the quarter ended June 30,1999 or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        ___  EXCHANGE ACT OF 1934

        For the transition period from __________ to __________


                      Commission file number 333-77455

                               TALK CITY, INC.
           (Exact name of Registrant as specified in its charter)


           Delaware                                      77-0426524
 -------------------------------              -------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

    307 Orchard City Drive, Suite 350
           Campbell, California                          95008
    ---------------------------------         -------------------------------
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  (408) 871-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X       No
                             ---         ---

   The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at September 2, 1999 was 24,328,302.


--------------------------------------------------------------------------------

                               TALK CITY, INC.
                                  FORM 10-Q


                                    INDEX

                                                                         PAGE NUMBER
                                                                         -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements:
         Unaudited Condensed Balance Sheets at June 30, 1999
           and December 31, 1998                                              3

         Unaudited Condensed Statements of Operations for the three
           months ended and six months ended June 30, 1999 and 1998           4

         Unaudited Condensed Statements of Cash Flows for the six
           months ended June 30, 1999 and 1998                                5

         Notes to Unaudited Condensed Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          25


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           26

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 6.  Exhibits and Reports on Form 8-K                                    28

Signatures                                                                   29

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                TALK CITY, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS
                                (in thousands)


                                                                                June 30,             December 31,
                                                                                  1999                   1998
                                                                            -----------------      -----------------
                                              Assets
Current assets:
 Cash and cash equivalents                                                           $  7,529               $  8,697
 Short term investments                                                                13,709                  5,740
 Accounts receivable, net                                                               2,030                    763
 Prepaid expenses and other current assets                                              1,133                      -
                                                                            -----------------      -----------------
  Total current assets                                                                 24,401                 15,200
Property and equipment,  net                                                            2,209                    999
Other assets                                                                            6,194                  2,291
                                                                            -----------------      -----------------
  Total assets                                                                       $ 32,804               $ 18,490
                                                                            =================      =================

                              Liabilities and Stockholders' Deficit
Current liabilities:
 Accounts payable                                                                    $  2,350               $  1,205
 Accrued liabilities                                                                    1,600                    320
 Deferred revenue                                                                         405                     55
 Notes payable, current portion                                                           139                    127
                                                                            -----------------      -----------------
  Total current liabilities                                                             4,494                  1,707
Notes payable, less current portion                                                       188                    273
                                                                            -----------------      -----------------
  Total liabilities                                                                     4,682                  1,980
Redeemable convertible preferred stock                                                 71,366                 38,973
Stockholders' deficit:
 Common stock                                                                               4                      4
 Additional paid-in-capital                                                             3,895                  1,792
 Deferred compensation                                                                   (965)                  (598)
 Notes receivable from stockholders                                                      (920)                  (303)
 Accumulated deficit                                                                  (45,258)               (23,358)
                                                                            -----------------      -----------------
  Total stockholders' deficit                                                         (43,244)               (22,463)
                                                                            -----------------      -----------------
  Total liabilities and stockholders' deficit                                        $ 32,804               $ 18,490
                                                                            =================      =================

         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                           Three Months Ended                          Six Months Ended
                                                  -----------------------------------       -----------------------------------
                                                      June 30,             June 30,              June 30,            June 30,
                                                       1999                 1998                  1999                1998
                                                  ---------------     ---------------       ---------------     ---------------

Revenues:
 Business services                                       $    410             $    66              $    767             $   126
 Advertising and sponsorships                                 990                 202                 1,613                 267
                                                  ---------------     ---------------       ---------------     ---------------
Total revenues                                              1,400                 268                 2,380                 393

Operating expenses:
 Product development and programming                        3,379               1,298                 5,603               2,473
 Sales and marketing                                        4,263                 697                 7,688               1,173
 General and administrative                                 1,137                 338                 2,111                 674
Noncash advertising and promotional charges                 7,921                 118                 9,331               1,157
                                                  ---------------     ---------------       ---------------     ---------------

Total operating expenses                                   16,700               2,451                24,733               5,477
                                                  ---------------     ---------------       ---------------     ---------------

Loss from operations                                      (15,300)             (2,183)              (22,353)             (5,084)
 Interest income (expense), net                               300                (251)                  454                (241)
                                                  ---------------     ---------------       ---------------     ---------------
Net loss                                                  (15,000)             (2,434)              (21,899)             (5,325)
 Accretion of dicount related to redeemable
  convertible preferred stock and warrants                     71                  20                   143                  40
                                                  ---------------     ---------------       ---------------     ---------------
Net loss applicable to common stockholders               $(15,071)            $(2,454)             $(22,042)            $(5,365)
                                                  ===============     ===============       ===============     ===============
Basic and diluted net loss per common share                $(4.00)            $ (0.72)             $  (5.93)            $ (1.59)
                                                  ===============     ===============       ===============     ===============

Weighted average basic and diluted common shares
 outstanding                                                3,766               3,417                 3,714               3,375
                                                  ===============     ===============       ===============     ===============

         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            Six Months Ended
                                                                               -----------------------------------------
                                                                                   June 30,                June 30,
                                                                                     1999                    1998
                                                                               -----------------       -----------------
Cash flows from operating activities:
 Net loss                                                                               $(21,899)                $(5,325)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization                                                               380                     145
 Stock compensation expense                                                                  348                     116
 Common stock warrants issued pursuant to loan financing                                       -                     236
 Noncash advertising and promotional charges                                               9,331                   1,157
 Changes in operating assets and liabilities:
  Accounts receivable                                                                     (1,267)                   (203)
  Prepaid expenses and other current assets                                               (1,133)                    (18)
  Other assets                                                                               (49)                     (2)
  Accounts payable                                                                         1,145                     108
  Accrued liabilities                                                                      1,280                       5
  Deferred revenue                                                                           350                      70
                                                                                     -----------              ----------
Net cash used in operating activities                                                    (11,514)                 (3,711)
                                                                                     -----------              ----------

Cash flows from investing activities:
 Purchases of property and equipment                                                      (1,590)                   (232)
 Purchases of short-term investments                                                      (9,769)                      -
 Proceeds from sale of short-term investments                                              1,800                       -
                                                                                     -----------              ----------
Net cash used in investing activities                                                     (9,559)                   (232)
                                                                                     -----------              ----------

Cash flows from financing activities:
 Proceeds from sale of redeemable preferred stock, net of issuance costs                  19,956                       -
 Proceeds from loan financing, net of issuance costs                                           -                   1,827
 Proceeds from stock option and warrant exercises                                             22                       -
 Proceeds from notes payable                                                                   -                     491
 Repayment of notes payable                                                                  (73)                    (29)
                                                                                     -----------              ----------
Net cash provided by financing activities                                                 19,905                   2,289
                                                                                     -----------              ----------

Net decrease in cash and cash equivalents                                                 (1,168)                 (1,654)
Cash and cash equivalents at beginning of period                                           8,697                   2,055
                                                                                     -----------              ----------
Cash and cash equivalents at end of period                                              $  7,529                 $   401
                                                                                     ===========              ==========

Cash paid during the period for interest                                                $     44                 $     8
                                                                                     ===========              ==========

Supplemental disclosure of noncash financing activities:
 Accretion of redeemable convertible preferred stock and warrants                       $    144                 $    40
                                                                                     ===========              ==========

 Common stock issued for notes receivable                                               $    618                 $   125
                                                                                     ===========              ==========
 Issuance of stock and warrants for advertising and promotional
  services                                                                              $ 12,269                 $ 1,944
                                                                                     ===========              ==========
 Deferred compensation related to option grants                                         $    715                 $   407
                                                                                     ===========              ==========

         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by Talk City, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Talk City, Inc. ("Talk City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1999 and the operating results and cash flows for the three months and six months ended June 30, 1999 and 1998. The condensed balance sheet at December 31, 1998 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior years' financial statements to conform to the June 30, 1999 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 1999.

2.   NATURE OF OPERATIONS

     Talk City was incorporated in the state of California in March 1996 and is a provider of online communities and interactive services for businesses and consumers. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated, customized communities, producing online events, conducting online market research and facilitating online meetings. For consumers, the Company operates a network of online communities located at www.talkcity.com. These communities offer services such
                       ----------------
as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling business services and advertising and sponsorships on its Web sites to corporations of various sizes within several industries. Talk City has incurred operating losses since inception through June 30, 1999. The Company had an accumulated deficit of $45.3 million at June 30, 1999.

 3.  ADVERTISING AND OPERATING AGREEMENTS

     On April 15, 1999, certain advertising and operating agreements with the National Broadcasting Company, Inc. ("NBC") and Hearst Communications, Inc. ("Hearst") were amended to effect the immediate issuance of the warrants and shares of Preferred Stock as follows:

     . 600,000 shares of Series D Preferred Stock ("Series D Stock") and warrants to purchase 266,667 shares of Series D Stock pursuant to the NBC advertising agreement dated August 21, 1998;

     . 750,000 shares of Series D Stock pursuant to the Hearst advertising agreement;

     . A warrant to purchase 375,000 shares of Common Stock in exchange for and upon cancellation of the previous warrant issued to NBC pursuant to the operating agreement dated February 27, 1998; and,

     . Warrants to purchase 130,556 shares of Series D Stock in exchange for and upon cancellation of the previous warrants issued to NBC pursuant to the operating agreement dated August 21, 1998.

     All the warrants and Preferred Stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair value of these instruments was measured and recorded in April 1999. As of June 30, 1999, $6.1 million remains in Other Assets and will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective agreements. Of the $6.1 million, $4.0 million relates to the advertising agreements and $2.1 million relates to the operating agreements. The Company incurred noncash advertising and promotional charges of approximately $7.9 million and $9.3 million for the three and six months ended June 30, 1999, respectively.

4.   SERIES E REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On April 15, 1999, the Company issued 2,499,882 shares of Series E Redeemable Convertible Preferred Stock (Series E) at a purchase price of $8.00 per share for total proceeds of approximately $20.0 million. Holders of Series E Preferred Stock are entitled to receive annual noncumulative dividends at the rate of $0.32 per share. Each outstanding share is convertible on a one for one basis. Upon liquidation, the holders of Series E Preferred Stock are entitled to receive $8.00 per share. Holders of Series E are subject to all the rights and preferences of the previously issued Preferred Stock.

5.   STOCK OPTION PLANS

     The Board of Directors, (the "Board"), approved, on April 23, 1999, the 1999 Employee Stock Purchase Plan. The Common Stock available for sale under the plan is 500,000 plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2000 equal to the lesser of (i) 500,000 shares, (ii) 2% of the outstanding shares of Common Stock on such date, or (iii) a lesser amount determined by the Board.

     The Board also approved a 1999 Director Option Plan reserving 250,000 shares of Common Stock for issuance thereunder and an amendment and restatement to the 1996 Plan increasing the shares of Common Stock reserved for issuance thereunder by 750,000. The amendment and restatement of the 1996 Stock Option Plan (the "1996 Plan") also provides for the automatic annual increase in the number of shares reserved for issuance under the 1996 Plan by the lesser of (i) 750,000 shares, (ii) 4% of the then outstanding shares of Common Stock on such date, (iii) or a lesser amount determined by the Board.

6.   ACCRUED LIABILITIES

     Accrued liabilities consist of:

                                                                        June 30,          December 31,
                                                                          1999                1998
                                                                   ----------------    -----------------
                                                                               (In thousands)
     Accrued sales and marketing expenses                                    $  738                $   -
     Accrued compensation and benefits                                          629                  202
     Other accrued liabilities                                                  233                  118
                                                                   ----------------    -----------------
                                                                             $1,600                $ 320
                                                                   ================    =================

7.   SEGMENT REPORTING

     The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

     The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in the United States. In addition, revenues from two major customers were $556,000, and $87,000 for the six months ended June 30, 1999 and 1998, respectively. Total receivables from these customers were $487,000 at June 30, 1999 and $343,000 at December 31, 1998.

8.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss for the three and six months ended June 30, 1999 and 1998 approximated net loss.

9.   NET LOSS PER COMMON SHARE

     Diluted net loss per common share for the three months ended June 30, 1999 and 1998 does not include the effects of options to purchase 507,202 and 220,301 shares of Common Stock, respectively; warrants to purchase 1,318,246 and 550,300 shares of Common Stock, respectively; and 14,779,791 and 4,044,785 shares of Convertible Preferred Stock on an "as if" converted basis, respectively.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The adoption of this standard did not have a material effect on the Company's capitalization policy for the six months ended June 30, 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not have any derivative instruments or hedging activities. Therefore, this statement does not have a material impact on Talk City.

 11. SUBSEQUENT EVENTS

     (a)  Initial Public Offering

          The Company completed its initial public offering ("IPO") of approximately 5.1 million shares of Common Stock including 100,000 shares of the underwriters over-allotment option on July 20, 1999 and raised approximately $56 million net of offering costs. Talk City is listed on the Nasdaq National Market under the symbol "TCTY." Upon the closing of the IPO, all of the outstanding shares of the Company's Convertible Preferred Stock automatically converted into shares of Common Stock based on the respective conversion ratios.

          The following unaudited pro forma financial information presents the financial position of the Company as if the issuance of the 5.1 million Common shares of the IPO and the conversion of the redeemable convertible preferred stock occurred on June 30, 1999:

                                                                                      As of June 30, 1999
                                                                            --------------------------------------
                                                                                   Actual             Pro Forma
                                                                            -----------------     ----------------
Balance Sheet Data:
Cash, cash equivalents and short-term investments                                      21,238               77,238
Working capital                                                                        19,907               75,907
Total assets                                                                           32,804               88,804
Long-term obligations, net of current portion                                             188                  188
Redeemable convertible preferred stock                                                 71,366                   --
Total stockholders' equity (deficit)                                                  (43,244)              84,122

     (b)  Reverse Stock Split and Reincorporation

          On July 12, 1999 the Company effected a one for two reverse stock split of the Company's Common Stock and Preferred Stock and a reincorporation of the Company into the State of Delaware. As part of the reincorporation, the Common Stock par value was adjusted to equal $0.001 per share and the number of common shares authorized was increased to 100,000,000, effective prior to the closing of the Company's IPO. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the reverse stock split for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained herein constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes", "expects," "anticipates," "estimates," "plans," "may," "intends," "will," or similar terms. Such statements include statements concerning the Company's ability to increase the number of business services clients, expand its business services offerings and effectively implement these services, increase advertising and sponsorship revenues, improve or maintain audience or traffic measurement metrics, maintain differentiation from other online community providers, maintain or improve the number or quality of network participants and customers. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Factors That May Affect Results" and elsewhere in this report. These forward-looking statements speak only as of the date hereof. Talk City does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

     The following discussion of financial condition and results of operations of the Company should also be read in conjunction with the financial statements and notes thereto and "Factors That May Affect Results", both of which are included elsewhere in this report.

Overview

     The Company provides online communities and interactive services for businesses and consumers. From inception through June 1999, the Company's operating activities have primarily been focused on:

     .  developing the quality environment of its services;
     .  expanding the audience and usage of its services;
     .  establishing operating relationships with its network participants;
     . building sales momentum and developing programs and content to market the Talk City brand name and attract users to its sites;
     . developing a comprehensive computer software and hardware infrastructure;
     .  recruiting personnel; and

     .  raising capital.

     To date, substantially all of Talk City's revenues have been derived from the sale of its business services, advertising and sponsorships. Talk City's business services include designing customized communities, producing online events, conducting online market research and facilitating online meetings. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues derived from business services are recognized ratably over the term of the contract period, provided that the collection of the receivable is probable.

     Advertising and sponsorship revenues are derived from two sources. Advertising revenues generally come from short-term banner advertisement contracts. Sponsorship revenues come from contracts under which the Company offers a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Talk City's advertising and sponsorship clients enter into short-term agreements pursuant to which they generally receive a guaranteed number of advertising impressions on its sites. Advertising and sponsorship revenues are recognized in the period in which the advertisement is displayed or the sponsorship event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract. In some cases, where Talk City contracts with sales representative firms to sell advertising revenues, Talk City recognizes revenues net of the commissions paid.

     Sales and marketing expenses exclude noncash advertising and promotional charges related to Talk City's advertising on the NBC television network and in magazines owned by Hearst. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. After June 30, 1999, noncash charges of $6.1 million will be charged to operations as the related advertising is run or promotional services are received. These amounts were determined based on the fair value of the Company's Common Stock and warrants exchanged for the services received.

     The Company incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998 and $21.9 million for the six months ended June 30, 1999. These losses include noncash advertising and promotional charges of $12.2 million through June 30, 1999. At June 30, 1999, Talk City had an accumulated deficit of $45.3 million. The Company anticipates that it will incur additional operating losses for the foreseeable future.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in Talk City's Condensed Financial Statements:

                                                                                 Three Months Ended      Six Months Ended
                                                                                      June 30,               June 30,
                                                                                      --------               --------
                                                                                  1999        1998       1999        1998
                                                                                  ----        ----       ----        ----
Net revenue                                                                        100 %       100 %      100 %        100 %
Operating expenses:
  Product development and programming                                              241         484        235          629
  Sales and marketing                                                              305         260        323          299
  General and administrative                                                        81         126         89          172
  Noncash advertising and promotional charges                                      566          44        392          294
                                                                              --------       -----      -----      -------
    Total operating expenses                                                     1,193         914      1,039        1,394
                                                                              --------       -----      -----      -------
Operating loss                                                                  (1,093)       (814)      (939)      (1,294)
Interest income (expense), net                                                      22         (94)        19          (61)
                                                                              --------       -----      -----      -------
Net loss                                                                        (1,071)%      (908)%     (920)%     (1,355)%
                                                                              ========       =====      =====      =======

     Net Revenue. Net revenue increased 422% to $1.4 million for the three months ended June 30, 1999 from $268,000 for the three months ended June 30, 1998, an increase of approximately $1.1 million. Net revenue increased 506% to approximately $2.4 million for the six months ended June 30, 1999 from

$393,000 for the six months ended June 30, 1998, an increase of approximately $2.0 million. These increases were primarily due to the expansion of the Company's sales force, a broader and more extensive business services product portfolio, and substantial growth in the Company's reach and user volume to its Web sites. Substantially all of Talk City's revenue is derived within North America.

     Product Development and Programming. Product development and programming expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to editorial content, community management and support personnel, server hosting costs and software development and operations expenses. Product development and programming expenses for the three and six months ended June 30, 1999 were approximately $3.4 million, or 241% of total revenues, and approximately $5.6 million, or 235% of total revenues, respectively. Product development and programming expenses for the three and six months ended June 30, 1998 were $1.3 million, or 484% of total revenues, and approximately $2.5 million, or 629% of total revenues, respectively. The period to period increase in absolute dollars was primarily attributable to additional personnel-related costs, an increase in the number of chat moderators and an increase in independent contractor and consulting costs associated with the increased number of supervised chats the Company conducted and the enhancement of the functionality of its Web sites.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related costs of internal sales and marketing personnel, advertising and promotion costs, program expenses, public relations costs and other marketing expenses. Sales and marketing expenses for the three and six months ended June 30, 1999 were approximately $4.3 million, or 305% of total revenues, and approximately $7.7 million, or 323% of total revenues, respectively. Sales and marketing expenses for the three and six months ended June 30, 1998 were $697,000, or 260% of total revenues, and approximately $1.2 million, or 299% of total revenues, respectively. The period to period increase in absolute dollars in sales and marketing expenses was primarily attributable to an increase in sales and marketing personnel and related expenses required to implement Talk City's branding and promotional campaigns as well as its marketing campaign related to the movie "Star Wars - The Phantom Menace". Talk City expects that sales and marketing expenses will increase for the foreseeable future as it expands its internal sales force, hires additional marketing personnel, and increases expenditures for branding, promotion and marketing.

     General and Administrative. General and administrative expenses consist of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, human resources, facilities, legal and other professional service fees. General and administrative expenses for the three and six months ended June 30, 1999 were approximately $1.1 million, or 81% of total revenues, and approximately $2.1 million, or 89% of total revenues, respectively. General and administrative expenses for the three and six months ended June 30, 1998 were $338,000, or 126% of total revenues, and approximately $674,000, or 172% of total revenues, respectively. The period to period increase in absolute dollars in general and administrative expenses was primarily attributable to an increase in personnel-related and recruiting costs associated with increased staffing in order to build our infrastructure as well as increases in professional fees. The Company expects general and administrative expenses to increase in the future as it hires additional personnel, expands its facilities and incurs additional costs related to the growth of its business and operations as a public company.

     Noncash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three and six months ended June 30, 1999 were approximately $7.9 million, or 566% of total revenues, and approximately $9.3 million, or 392% of total revenues, respectively. Noncash advertising and promotional charges for the three and six months ended June 30, 1998 were $118,000, or 44% of total revenues, and approximately $1.2 million, or 294% of total revenues, respectively. The increases were primarly attributable to the NBC and Hearst advertising agreements of which approximately $7.6 million and $8.3 million in advertising charges were incurred for the three and six months ended June 30, 1999, respectively.

     Interest Income (Expense), Net. Interest income (expense), net includes income from Talk City's cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three and six months ended June 30, 1999 was approximately $300,000, or 22% of total revenues, and approximately $454,000, or 19% of total revenues, respectively. Interest expense, net for the three and six months ended June 30, 1998 was $251,000, or 94% of total revenues, and approximately $241,000, or 61% of total revenues, respectively. The period to period increases in interest income, net were primarily due to higher average investment balances during the three and six months ended June 30, 1999 as a result of the Company's private placement in April 1999 of Preferred Stock with aggregate gross proceeds of approximately $20.0 million.

     Income Taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon historical operating performance and the reported cumulative net losses in all prior years, Talk City has provided a full valuation allowance against its net deferred tax assets. The Company will evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Since Talk City's inception in March 1996, the Company has financed its operations primarily through the private placement of its Preferred Stock and, to a lesser extent, through equipment financing. As of June 30, 1999, the Company had approximately $7.5 million in cash and cash equivalents and approximately $13.7 million in short-term investments.

     Net cash used in operating activities was approximately $11.5 million and $3.7 million for the six months ended June 30, 1999, and June 30, 1998, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses and increases in accounts receivable and prepaid expenses, partially offset by noncash advertising expenses and increases in accrued expenses and accounts payable.

     Net cash used in investing activities was approximately $9.6 million and $231,000 for the six months ended June 30, 1999 and June 30, 1998, respectively. Cash used in investing activities for the six months ended June 30, 1999 consisted of approximately $9.8 million in purchases of short-term investments and $1.6 million in purchases of equipment partially offset by proceeds of $1.8 million from sales of short-term investments. The increase in investment purchases was due to the investment of proceeds from the Company's private placement of Preferred Stock in April 1999. The increase in purchases of property and equipment was due to the Company's growth in operations and server requirements.

     Net cash provided by financing activities was approximately $19.9 million and $2.3 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of net proceeds of approximatley $20.0 from the private placement of Preferred Stock in April 1999 partially offset by principal payments on notes payable. Net cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds from bridge loan and equipment financing.

     As of June 30, 1999, the Company's principal commitments consisted of obligations outstanding under operating leases. Although Talk City has no material commitments for capital expenditures, the Company anticipates a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel.

     In May 1998, Talk City obtained an equipment line of credit with a financial institution in the amount of $2.0 million. This line of credit is secured by the Company's fixed assets and has a three year term that expires in April 2002. As of June 30, 1999, the amount outstanding under this line of credit was $328,000.

     Talk City's capital requirements depend on numerous factors, including market acceptance of its services, the resources the Company allocates to its community network, marketing and selling its services, brand promotions and other factors. The Company has experienced substantial increases in its expenditures since its inception consistent with growth in its operations and personnel, and the Company anticipates that its expenditures will continue to increase for the foreseeable future. Additionally, the Company will continue to evaluate possible acquisitions of or investments in complementary businesses, technologies, services or products and plans to expand its sales and marketing programs. Talk City currently believes that its available cash and cash equivalents combined with the net proceeds from its initial public offering will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 18 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion, including significant increases in personnel and office facilities; to develop new or enhance existing services or products; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet its long term liquidity needs, the Company may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     The Company completed its initial public offering of approximately 5.1 million shares of Common Stock including 100,000 shares of the underwriters' over-allotment option on July 20, 1999 and raised approximately $56 million net of offering costs.

Year 2000 Readiness Disclosure

     Talk City may be exposed to a loss of revenues and its operating expenses could increase if the systems on which the Company is dependent to conduct its operations are not year 2000 compliant. The Company's potential areas of exposure include products purchased from third parties, information technology, including computers and software, and non-information technology, including telephone systems and other equipment used internally. The reasonably likely worst case scenario for year 2000 issues would be if a significant defect exists in key hardware or software and if a solution for such a problem were not immediately available. If a problem is detected in these subsystems during the Company's year 2000 compliance testing process, these components will need to be revised or replaced.

     Talk City does not currently have a contingency plan to deal with the worst-case scenario that might occur if technologies it is dependent upon are not year 2000 compliant and fail to operate effectively after the year 2000. The Company intends to develop a plan for this scenario upon the completion of its compliance assessment plan. This contingency plan is expected to be completed by the third quarter of 1999.

     All areas that are vital to the Company's operations are being tested and validated for year 2000 compliance. Talk City expects to complete its year 2000 compliance assessment plan in the third quarter of 1999 and its compliance testing and related documentation by the end of the third quarter. Until the Company's assessment is completed, it will not be able to evaluate whether its systems will need to be revised or replaced, or the cost involved. Talk City has contacted all its major third party vendors, the majority of whom have represented that they are year 2000 compliant. To the extent that vendors fail to provide certification that they are year 2000 compliant, Talk City will seek to terminate and replace those relationships. At this point in our assessment, the Company is not aware of any year 2000 problems relating to these systems which would have a material effect on its business or financial condition, without taking into account its efforts to avoid these problems.

     The Company does not expect to spend more than $100,000 to assess and remediate the year 2000 problem based on the size of its operations, the percentage of its vendors that are standard to its industry and the lack of dependency on older legacy software in its production systems.

     In the event that the Company's production and operational facilities that support its Web sites are not year 2000 compliant, portions of its Web sites may become inaccessible. A prolonged disruption in the Company's operations could cause its business clients and network participants to stop doing business with the Company. Talk City's review of its systems has shown that there is no single application that would make its Web sites totally unavailable and the Company believes that it can quickly address any difficulties that may arise. In the event that the Company's Web-hosting facilities are not year 2000 compliant, its Web sites would be unavailable and Talk City would not be able to deliver services to its users.

     If the Company's present efforts to address the year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with whom the Company conducts business do not successfully address such issues, its business could be significantly disrupted.

     The discussion of the Company's efforts and expectations relating to year 2000 compliance are forward-looking statements. Talk City's ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

Factors That May Affect Results

Talk City has incurred losses since inception and it may be unable to achieve profitability or generate positive cash flow

     Talk City incurred net losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998 and $21.9 million for the six months ended June 30, 1999 and it may be unable to achieve profitability in the future. If the Company continues to incur net losses in future periods, it may be unable to achieve one or more key elements of its strategy, including the following:

     .  increase the number of business services personnel;
     . increase its sales and marketing activities, including increasing the number of its sales personnel;
     .  expand its content and community offerings for its consumers;
     .  expand its moderator network; or
     .  introduce additional ecommerce services.

     Talk City expects to continue to incur significant operating expenditures, as well as noncash advertising and promotional charges, and as a result the Company will need to generate significant revenues to achieve and maintain profitability. As of June 30, 1999, Talk City had an accumulated deficit of approximately $45.3 million, including noncash advertising and promotional charges of $12.2 million. The Company may not achieve profitability if its revenues increase more slowly than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues. If the Company does achieve profitability, it may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause its stock price to decline.

Fluctuations in quarterly operating results may cause the stock price to decline

     It is likely that the Company's operating results in one or more future quarters may be below the expectations of its investors, and as a result the price of its common stock could decline. Talk City expects that its quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

     . its dependence on increased business services and advertising and sponsorship revenues;
     .  expansion of its sales force;
     . the length of its sales cycle, particularly its business services sales cycle;
     .  its ability to increase its audience of loyal, engaged users;
     .  management of growth; and
     . potential technical difficulties or system down time affecting the Internet generally or the Company specifically.

     These factors are described in more detail in the risk factors described below. Many of these factors are beyond the Company's control.

Talk City's revenue model is new and unproven and the Company must continue to generate and develop multiple revenue streams

     The success of the Company's revenue model will depend on its ability to generate multiple revenue streams through its community network. To be successful, Talk City must, among other things, develop and market products and services that achieve broad market acceptance by its users, business clients and advertisers. Talk City's inability to generate multiple revenue streams will contribute to its not achieving profitability and may cause its accumulated deficit to increase.

Revenue growth in prior periods may not be indicative of future growth

     The Company achieved significant revenue growth in 1998 as well as the six months ended June 30, 1999. Its limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in its markets. Accordingly, investors should not rely on past revenue growth as a prediction of future growth.

Talk City's growth will depend on its ability to increase its business services revenues

     Talk City derives a substantial portion of its revenues from the sale of business services and it expects to continue to rely on these revenues for the foreseeable future. If the Company does not continue to develop business services revenues, its revenues may not meet its expectations or may decline and Talk City will need to revise its revenue model to reflect this. Business services represented 12% of its total revenues in 1997, 36% of its total revenues in 1998 and 32% of its total revenues in the six months ended June 30, 1999. The Company's growth and future success will depend on its ability to increase the number of its business services clients, expand its business services offerings, effectively implement these services and increase the average revenue per project and per client. Talk City's ability to generate significant business services revenues will also depend, in part, on its ability to create new business services offerings without diluting the value of its existing programs. Talk City has only recently begun to hire business services sales personnel.

Talk City's growth will depend upon the acceptance of the Internet as an attractive medium for its business services clients

     Talk City's current and potential business clients must accept the Internet as an attractive and sustainable substitute medium for the traditional methods to which they are accustomed. The market for business services may not continue to develop and may not be sustainable. The Internet as a business services solution has not been available for a sufficient period of time for the Company to gauge its effectiveness as compared with traditional methods, such as trade shows, phone and mail surveys and video conferencing.

Talk City relies heavily on advertising and sponsorship revenues, and if its advertising and sponsorship revenues decline due to lack of acceptance of the Internet as an advertising medium, its business will not grow or will decrease

     Talk City currently derives a substantial portion of its revenues from sponsorships and advertising and expects to continue to do so. As a result, the Company's success is highly dependent on the increased use of the Internet as an advertising medium. Talk City's business will not grow or will decrease if the market for Internet advertising fails to develop or develops slower than expected. Most of its current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for advertising is subject to a high level of uncertainty. No standards are widely accepted to measure the effectiveness of Internet advertising. If these standards do not develop, existing sponsors or advertisers may not continue their current level of Internet-based programming, and sponsors or advertisers who are not currently advertising on the Internet may be reluctant to do so.

If Talk City does not provide its advertisers with the guaranteed number of impressions required by its contracts with them, its reputation would be harmed and its advertising inventory would be decreased

     The terms of the Company's advertising contracts generally range from one week to six months. Talk City's advertising contracts guarantee the advertiser a minimum number of impressions, or times that an advertisement is seen by users of its sites. If minimum impression levels are not achieved for any reason, the Company may be required to provide additional impressions after the contract term which could reduce the availability of advertising inventory for its other current and potential advertisers. Continued inability to deliver the guaranteed number of impressions to its advertisers would hurt its reputation and could cause its current as well as potential advertisers to not advertise on its sites. If minimum guaranteed impressions are not met, Talk City defers recognition of the corresponding revenues until guaranteed impression levels are achieved.

Talk City relies on its network participants for user volume and increased revenues

     Talk City's network participants currently drive approximately 54% of the volume of its sites, which is defined as the number of Internet page views or Internet advertisement views seen by its users. The volume is considered to be "driven" by the network participant if the user comes to its sites via the participant's site. If the Company were to terminate or otherwise lose the benefit of all of its network participant contracts, it would risk losing as much as 54% of its volume. Talk City's network participant contracts typically have terms of six months to three years each.

     In addition, Talk City sells advertisements based on the volume of its sites, a portion of which volume is provided by its network participants. Of its total revenues for the quarter ended June 30, 1999, approximately 27% were generated through advertisements that ran based on volume provided by its network participants. If the Company were to terminate or otherwise lose the benefit of all of its network participant contracts, the Company could lose as much as 27% of its revenues. Talk City would need to replace these revenues with increased revenues from its other product lines, such as business services or ecommerce. For the quarter ended June 30, 1999, none of its network participants individually drove volume responsible for more than 2% of its revenues, except WebTV Network which was responsible for approximately 21% of its revenues for that quarter.

Talk City relies on WebTV Network for a substantial amount of its volume and revenues, and if its contract with WebTV Network were not renewed or terminated, the Company would need to replace this volume and revenues through other sources

     Talk City has a two year contract with WebTV Network which runs through July 2000. If this contract were to be terminated or not renewed, the Company could lose as much as 46% of its volume. Talk City would need to replace this volume with volume from its other network participants, through the growth of its sites or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. If the Company were unable to replace this volume, Talk City would also be unable to replace the 20% of its revenues lost from WebTV Network as well. For the year ended 1998, none of its network participants individually drove more than 2% of its volume, except WebTV Network which was responsible for approximately 24% of its volume. For the quarter ended June 30, 1999, none of its network participants individually drove more than 2% of its volume, except for WebTV Network which was responsible for approximately 46% of its volume. In addition, WebTV

Network was responsible for approximately 13% and 20% of its revenues for the year ended 1998 and the six months ended June 30, 1999, respectively.

Talk City's uncertain sales cycle may cause the Company to incur substantial expenses and expend management time without generating the corresponding revenues which would slow its cash flow

     Talk City's sales cycle, particularly with its business clients, is generally lengthy and uncertain. During the sales cycle, the Company may expend substantial funds and management resources without generating corresponding revenues. The time between the date of its initial contact with a potential client and the execution of a contract with that potential client typically ranges from a few weeks for smaller agreements to several months for larger agreements. Its sales cycle is also subject to delays as a result of factors over which the Company has little or no control, including the following:

     .  budgetary constraints;
     .  internal acceptance reviews;
     . the success and continued internal support of advertisers', business services clients' and network participants' own development efforts; and
     . the possibility of cancellation or delay of projects by advertisers, business services clients or network participants.

     The length and uncertainty of its sales cycle also may harm its billing and collection efforts. The length of the sales cycle prevents the Company from rendering its services on a more accelerated basis, which slows its cash flow and reduces its ability to fund the expenditures the Company incurs during the sales cycle.

Talk City depends on its users for content, promotion and sustaining an engaged audience, and if its users become dissatisfied or do not become engaged with its service, the Company would need to increase its expenditures for these activities

     Talk City depends largely on its users for content, word-of-mouth promotion and for sustaining an involved audience for its advertisers and, to a lesser extent, its business clients. If its users become dissatisfied or do not become engaged with its service, they will not generate significant content or promote its site and the Company will have to increase the expenditure of its own resources for these activities. In addition, dissatisfied or disengaged users would not continue to attract other users to its site. Loss of its users and failure to increase its number of engaged users would hurt its efforts to generate increased revenues. Its users may become dissatisfied with its service as a result of the increased focus on commercialization of its services due to their continued exposure to advertising or ecommerce activities on its sites or the use of their information for commercial purposes. Talk City's users may also become dissatisfied with its service if the Company does not maintain its structured environment, if it experiences system failures or it does not continually upgrade its software functionality. In addition, users may visit its community for a single event, such as a live event regarding the Grammy Awards, or to explore its community and not return.

Talk City depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated programming

   Talk City depends on its network of trained community leaders and moderators, which consisted of approximately 2,000 individuals as of June 30, 1999, to draw its users into its community and maintain its structured and moderated programming. Most of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a community leadership position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, its trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its service, would cause the Company to implement new programs to engage its users and maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources which would increase its operating expenses.

Maintaining and promoting Talk City's brand identity is a critical aspect of maintaining and expanding its user base, business clients and the number of its network participants

     Talk City intends to substantially increase its financial commitment to the maintenance and promotion of its brand loyalty through advertising campaigns in several forms of media, including television, print and billboards. These campaigns may not successfully enhance its brand, and the Company may incur excessive expenses in connection with its efforts to promote and maintain its brand without generating a corresponding increase in revenues, which would contribute to its not achieving profitability. The Company's promotion will include co-branding, ingredient branding, where the Talk City brand receives a less prominent position than the brand, usually as an ingredient of the overall service offered, such as "chat powered by Talk City," and other marketing activities with its network. These other marketing activities will consist of activities in which the Company works with its network participants to promote its services in a way which highlights both brands' involvement in the services offered.

     Promotion and enhancement of its brand also will depend, in part, on its ability to continue to provide a clean, well lighted community experience. The value of its brand could diminish if businesses, users, network participants and advertisers do not perceive the www.talkcity.com community experience to be of high quality or if the Company introduces new services or enters into new business ventures that are not well received.

Talk City is growing rapidly and must effectively manage and support its growth in order for its business strategy to succeed

     Talk City has grown rapidly and will need to continue to grow in all areas of operation in order to execute its business strategy. Managing and sustaining its growth will place significant demands on management as well as on its administrative, operational and financial systems and controls. If the Company is unable to do this effectively, the Company would have to divert resources away from the continued growth of its business and implementation of its business strategy, such as management time and its limited revenues. Talk City had 34 employees as of June 30, 1998 compared to 132 employees as of June 30, 1999. The Company anticipates further significant increases in the number of its employees, especially in its sales and marketing departments in order to take full advantage of its relationships with Cox Interactive Media, Inc. ("Cox"), Hearst and NBC. This rapid growth has caused the Company to outgrow its current principal office facilities sooner than it expected. As a result, Talk City is currently considering leasing additional space in the very competitive Silicon Valley office leasing market.

Talk City's chief executive officer and vice president of community are critical to its business and they may not remain with the Company in the future

     Talk City's future success will depend to a significant extent on the continued services of Peter Friedman, its Chairman of the Board, Chief Executive Officer and President, and Jenna Woodul, its Vice President of Community. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients, advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul and the Company does not maintain any key person life insurance policies.

Talk City must continually attract and retain its sales, technical, marketing and other personnel or the Company will be unable to execute its business strategy

     Talk City's future success also will depend on its ability to attract, retain and motivate other highly skilled sales, technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially in the Internet industry, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel. The Company has in the past experienced, and it expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of its rapid growth and expansion.

Talk City may be unable to consummate potential acquisitions or investments or successfully integrate them with its business which would slow its growth strategy

     As part of its continued strategy to expand the range of its community applications and features, to acquire additional community audiences and to expand its business services products, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. Talk City may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, which could harm its growth strategy. If Talk City does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired products, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees and increase its expenses.

Talk City will need to raise additional capital to achieve its business objectives

     Talk City will need to raise additional capital to continue to develop its business. Additional financing may not be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, the Company would be unable to continue to develop its business, take advantage of acquisition opportunities, develop or enhance its services and products or do one or more of the following:

     .  expand its business services;
     .  increase the number of its network participants;
     .  develop its brand;
     .  expand its moderator base;
     .  grow its traffic;
     .  increase its revenues; or
     .  respond to competitive pressures.

Talk City's paid moderators could be viewed as employees rather than independent contractors which could subject the Company to adverse tax and employee benefit consequences

     Talk City treats its paid moderators, consisting of approximately 400 individuals, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. One or more jurisdictions may deem its paid moderators to be employees rather than independent contractors and seek to impose taxes, and any applicable interest and penalties, on the Company. The law regarding the distinction between independent contractors and employees is not entirely clear. The Company could be subject to substantial tax and employee benefit liabilities if it were ultimately determined that its paid moderators are actually employees.

Talk City's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     If the Company's volunteer community leaders, consisting of approximately 1,500 individuals, were viewed as employees, Talk City could be subject to payment of back wages and other penalties and its operating expenses could substantially increase. Former volunteers of America Online, Inc ("AOL"). recently filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

System failures or slow downs would harm the Company's reputation and thus reduce its attractiveness to its current and future business clients, users, network participants and advertisers

     System failures could harm the Company's reputation and reduce its attractiveness to businesses, users, network participants and advertisers. Talk City's ability to attract potential business clients, users, network participants and advertisers to promote its brand will depend significantly on the performance of its network infrastructure. In addition, a key element of its strategy is to generate a high level of user volume. An increase in the volume of user traffic could strain the capacity of its infrastructure, resulting in a slowing or outage of its services and reduced traffic to its Web sites. Talk City may be unable to improve its technical infrastructure in relation to increased user volume. The Company's users depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to its systems.

Talk City's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

     Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the Company's communications hardware and other computer hardware operations. These operations are located separate from its principal offices at Frontier Global Centers facilities in Sunnyvale, California. In addition, computer viruses, electronic break-ins or other similar interruptions also could disrupt its Web sites. Talk City's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in its systems.

Talk City's business is largely dependent on the development and growth of the Internet, which may not grow, or if it does grow, may be unable to support the demands placed on it by this growth

     Talk City's market is new and rapidly evolving. The usage of its Web sites, which drives its volume and in turn its revenues, may not grow if Internet usage in general does not continue to grow. If Internet usage does continue to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth in Internet usage, including:

     .  inadequate network infrastructure;
     .  security concerns;
     .  inconsistent quality of service; and
     .  unavailability of cost effective, high speed service.

     Many Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. Internet usage, as well as the usage of its Web sites, could decline or grow at a slower rate than expected if these outages or delays frequently occur in the future.

Talk City must keep pace with rapid technological change and the intense competition of the Internet industry in order to succeed

     Talk City's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in the industry exacerbate these market characteristics. To succeed, Talk City will need to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. Any enhancements or new services or features must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company's success also will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. Talk City could also incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes.

Talk City may be liable for misappropriation by others of its users' personal or credit card information

     If third parties were able to penetrate the Company's network security or otherwise misappropriate its users' personal information or credit card information, Talk City could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims.

Talk City may be liable for its use or sale of its users' personal information

     Talk City could be subject to liability claims by its users for misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has been investigating various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated. Talk City currently uses its users' personal information internally to determine how to improve its service, applications and features and to target its advertisements and communications. The Company also uses this information externally to provide its advertisers with the demographics of its user base. Talk City may, in the future, sell its user information on an aggregate, not individual, basis.

Talk City may be subject to liability for products sold through its Web sites

     Consumers may sue the Company if any of the products that it sells online are defective, fail to perform properly or injure the user. Liability claims resulting from the sale of products could require the Company to spend significant time and money in litigation or to pay significant damages. To date, Talk City has had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. The Company plans to develop a range of ecommerce opportunities, such as shopping events hosted by celebrity guests to promote particular products.

Year 2000 problems with Talk City's internal systems and third-party systems of its suppliers and Web infrastructure could require significant time and expense and could reduce its future revenues

     Talk City may be exposed to a loss of revenues and its operating expenses could increase if the systems on which the Company is dependent to conduct its operations are not year 2000 compliant. The potential areas of exposure include products purchased from third parties, computers, software telephone systems and other equipment used internally. The reasonably likely worst case scenario for year 2000 issues would be if a significant defect exists in key hardware or software and if a solution for this problem were not immediately available. If a problem is detected in these subsystems during its year 2000 compliance testing process, these components will need to be revised or replaced. If the Company's present efforts to address the year 2000 compliance issues are not successful, or if suppliers and other third parties with which the Company does business do not successfully address these issues, its business could be harmed.

     In the event that Talk City's Web-hosting facilities are not year 2000 compliant, its production Web sites would be unavailable and the Company would be unable to deliver services to its users. In the event that its production and operational facilities that support its Web sites are not year 2000 compliant, portions of the Company's Web site may become inaccessible. A prolonged disruption in Talk City's operations could cause its business clients and network participants to stop doing business with the Company.

Internet security and concerns could hinder ecommerce

     The need to securely transmit confidential information over the Internet has been a significant barrier to ecommerce and communications over the Internet. Talk City may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by breaches like this. The Company's insurance policies carry coverage limits that may not be adequate to reimburse for losses caused by security breaches. Any well publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information.

Changes in government regulation could limit Talk City's Internet activities or result in additional costs of doing business on the Internet

     Currently, few laws or regulations exist that specifically regulate communications or commerce on the Internet, but Talk City expects more stringent laws and regulations to be enacted due to the increasing popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit user volume and increase operating expenses. In addition, the application of existing laws to the Internet is uncertain, may take years to resolve and could expose the Company to substantial liability for which Talk City might not be indemnified by the content providers or other third parties. Existing laws and regulations currently, and new laws and regulations are likely to, address a variety of issues, including the following:

     .  user privacy and expression;
     .  the rights and safety of children;
     .  intellectual property;
     .  information security;
     .  anticompetitive practices;
     . the convergence of traditional channels with Internet commerce; . taxation and pricing; and
     .  the characteristics and quality of products and services.

     Those laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are not defined. The Federal Trade Commission has submitted proposals to the Internet industry regarding the rights and safety of children using the Internet and is expected to issue regulations in this area.

If Internet service providers become regulated in a manner similar to long distance telephone carriers, Internet growth may grow at a slower pace which would cause the Company's revenues to decrease

     If Internet growth slows due to proposals to regulate Internet service providers similar to long distance telephone carriers, Talk City user volume and the demand for its business services would decline which would cause its revenues to decrease. Increased use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers, such as Pacific Bell, have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

Talk City may be subject to liability for publishing or distributing content over the Internet

     Talk City may be subject to claims relating to content that is published on or downloaded from its sites. The Company also could be subject to liability for content that is accessible from its Web sites through links to other Web sites or that is posted by members in chat rooms or bulletin boards. Although Talk City carries general liability insurance, the Company's insurance may not cover potential claims of this type, such as defamation or trademark infringement, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. In addition, any claims like this, with or without merit, would result in the diversion of its financial resources and management personnel.

Current and potential competitors could decrease Talk City's market share and harm its business

     Increases in the number of Web sites competing for the attention and spending of businesses, users and advertisers could result in price reductions, reduced margins or loss of market share, any of which could decrease Talk City's revenues, contribute to the Company not achieving profitability and hurt its reputation. The barriers to entry in the Internet services market are low and the Company expects the number of its competitors to continue to increase. Any company or individual can establish and maintain a Web site for minimal cost. Talk City competes for business clients, users and advertisers with numerous companies, including the following:

     . online services or Web sites that produce business services, such as market research, customized communities or online events, including Well Engaged and Broadcast.com, Inc.;

     . online services or Web sites with a focus on community services, such as AOL, GeoCities, Inc., a subsidiary of Yahoo! Inc. ("Yahoo"), Tripod, Inc., a subsidiary of Lycos, Inc. ("Lycos"), Delphi, theglobe.com, Inc., Xoom Inc., Fortune City, Homestead.com, WBS.net and Angelfire;

     . vertical community online services that focus on specific market or demographic segments, such as iVillage Inc., which is focused on women, or iTurf, which is focused on teens;

     . Web retrieval and other Web portal companies that offer community applications, such as chat and home pages, as part of their site, including Excite@Home, Infoseek Corporation, Lycos and Yahoo!; and

     . publishers and distributors of traditional media, such as television, radio and print.

Talk City depends on third-party software to measure user demographics and for other related services and if this software does not function properly, the Company would need to purchase new software or write the software themselves, each of which could cause a temporary disruption in its business

     If software purchased from third parties to perform the Company's services does not function properly or is not updated, it would need to purchase new software from other third party providers. Even though the third-party software Talk City currently uses is easily replaced through multiple other third party providers, or by it writing the necessary software programs themselves, each of these alternatives would require an unplanned increase in operating expenses and could cause a one to two month disruption in its business.

     It is important to advertisers that Talk City accurately measures the demographics of its user base and the delivery of advertising impressions on its Web sites. Companies may choose not to advertise on its Web sites or may be less willing to pay the fees the Company intends to charge for advertising if they do not perceive the Company's measurements to be reliable. Talk City has purchased third-party software from Oracle Corporation and NetGravity, Inc. for these measurement services. Talk City may be unable to accurately evaluate the demographic characteristics of its users if the third-party software does not function properly or is not enhanced to support the Company's needs. Talk City's ability to deliver its services to its users may also be harmed if other software the Company has purchased from third parties, such as Microsoft Exchange for real-time chat and Netscape Web for ad serving and management, is not reliable or does not function properly.

The Company is dependent on the trademarks "Talk City" and "OnNow" and if the Company could not use these marks it would need to reimplement its Web sites and re-build its brand identity

     The Company is dependent on the trademarks "Talk City" and "OnNow." The Company has not yet received trademark registration of "OnNow." If Talk City was prevented from using the trademarks "Talk City" or "OnNow," it would need to reimplement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients, users, network participants and advertisers. Talk City's operating expenses would substantially increase if it had to re-build its brand identity or reimplement its Web sites.

Possible infringement of Talk City's intellectual property rights by third parties could substantially increase its operating expenses

     Other parties may assert claims of infringement of intellectual property or other proprietary rights against Talk City. These claims, even if without merit, could require the Company to expend significant financial and managerial resources. Furthermore, if claims like this are successful, Talk
City may be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. The Company also may be required to obtain licenses from others to refine, develop, market and deliver new services. Talk City may be unable to obtain any needed license on commercially reasonable terms or at all and rights granted under any licenses may not be valid and enforceable. Talk City has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by the Company and its licensees.

The allocation of proceeds from Talk City's initial public offering may not yield significant returns for its stockholders

     Talk City's management will have the discretion to allocate the net proceeds of its offering to uses that its stockholders may not deem desirable. Pending any specific needs, the Company intends to invest the net proceeds in short-term, interest-bearing, investment grade securities for an indefinite period of time. The Company cannot guarantee that any invested proceeds will yield a significant return.

Talk City's stock price is likely to be extremely volatile as the market for Internet companies' stock has recently experienced extreme price and volume fluctuations

     The market price of Talk City's Common Stock is likely to be extremely volatile as the market for Internet-related and technology companies has experienced extreme price and volume fluctuations in recent months. Despite the strong pattern of operating losses of Internet-related companies, the market demand, valuation and trading prices of these companies has historically been high. At the same time, the share prices of these companies' stocks have historically been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Historically, Talk City has experienced significant losses, which totaled $15.7 million in 1998 and $21.9 million for the six months ended June 30, 1999. In addition, the Company has experienced fluctuations in its volume of users and usage patterns, which could also lead to extreme volatility of its stock price. Talk City cannot assure you that its stock will trade at the same levels as other Internet stocks or that Internet stocks in general will sustain or increase in current market prices. Volatility in the market price of the Company's Common Stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources.

Talk City's stock price is likely to be extremely volatile due to broad market and industry factors beyond its control

     Talk City expects its stock price to be subject to wide fluctuations in response to a variety of factors, including factors beyond its control. These broad market and industry factors could harm the market price of its Common Stock, regardless of its performance. These factors include:

     .  actual or anticipated variations in its quarterly operating results;
     . announcements of technological innovations or new programming by the Company or its competitors;
     .  conditions or trends in the Internet and online services industries;
     .  changes in the market valuations of other Internet companies;
     . announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     . additions or departures of key personnel; and . sales of substantial amounts of its Common Stock or other securities in the open market.

     General political and economic conditions, such as recession or interest rate or currency rate fluctuations, also could harm the market price of the Company's Common Stock.

Exercise of registration rights after the initial public offering could adversely affect Talk City's stock price

     If holders of registration rights exercise those rights after the offering, a large number of securities could be registered and sold in the public market, which could result in a decline in the price of the Company's Common Stock. If the Company were to include in a company-initiated registration shares held by these holders pursuant to the exercise of their registration rights, Talk City's ability to raise needed capital could suffer. After the offering, the holders of 24,326,761 shares of Common Stock and warrants to purchase 1,298,946 shares of Common Stock as of August 31, 1999, which will represent a total of approximately 80% of the Company's outstanding stock, will be entitled to rights with respect to registration under the Securities Act of 1933.

Talk City's undesignated Preferred Stock may inhibit potential acquisition bids for the Company, cause the market price for its Common Stock to fall and diminish the voting rights of the holders of its Common Stock

     If the Board issues Preferred Stock, potential acquirers may not make acquisition bids for the Company, the stock price may fall and the voting rights of existing stockholders may diminish as a result. The Board has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series. The Board can fix the price, rights, preferences, privileges and restrictions of the Preferred Stock without any further vote or action by the stockholders.

Talk City has anti-takeover defenses that could delay or prevent an acquisition of the Company

     Provisions of Talk City's Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the stockholders.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Talk City's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly since the majority of its investments are in short-term variable rate debt securities issued by corporations. The Company places its investments with high quality issuers and limits the amount of credit exposure to any one issuer. Due to the nature of its short term investments, the Company believes that it is not subject to any material market risk exposure. Talk City does not have any foreign currency hedging or other derivative financial instruments as of June 30, 1999.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

    (a) From April 1, 1999 to June 30, 1999, the Company issued and sold an aggregate of 149,498 shares of unregistered Common Stock to 13 officers, employees, former employees and consultants at prices ranging from $.28 to $5.00 per share, for aggregate cash consideration of approximately $631,949, of which approximately $625,000 is subject to outstanding promissory notes payable to the Company. These shares were sold pursuant to the exercise of options granted by the Board. As to each officer, employee, former employee and consultant of the Company who was issued such securities, the Company relied upon Rule 701 of the Securities Act of 1933, as amended (the "Act"). Each such person purchased securities of the Company pursuant to a written contract between such person and the Company. In addition, the Company met the conditions imposed under Rule 701(b) under the Act.

    (b) On April 15, 1999, the Company issued and sold in the aggregate 750,000 shares of unregistered Series D Preferred Stock at a price per share of $4.00 to Hearst in consideration for the promotion of the Company by Hearst through publication of advertisements in various Hearst magazines. The agreed upon consideration to the Company was $3,000,000. The Company relied upon Section 4(2) of the Act and Regulation D, Rule 506, in connection with the sale of these shares. The sale of the Series D Preferred Stock was made in compliance with all the terms of Rule 501(e) of Regulation D, there were no more than 35 investors, as calculated pursuant to Rule 501(e) of Regulation D, and each investor who was not an accredited investor represented to the Company that it had such knowledge and expertise in financial and business matter that it was capable of evaluating the merits and risks of the investment.

    (c) On April 15, 1999, the Company issued an sold (1) in the aggregate 600,000 shares of unregistered Series D Preferred Stock, at a price per share of $4.00, and (2) an unregistered warrant to purchase 266,667 shares of unregistered Series D Preferred Stock, to NBC in consideration for the broadcast by the NBC television network of advertising spots prepared by the Company over a time period mutually agreed upon by the Company and NBC. The warrant has the following exercise prices per share: with respect to 41,667 of the shares, $6.00; with respect to 125,000 of the shares, $8.00; and with respect to 100,000 of the shares, $10.00. The agreed upon aggregate consideration to the Company was $4,650,000. The shares and warrant were issued pursuant to a Series C Preferred Stock, Series D Preferred Stock and Warrant Purchase Agreement, as amended. The warrant may be exercised in whole or in part at any time prior to April 19, 2004 and may be exercised for cash or pursuant to a net exercise provision contained therein. The Company relied upon Section 4(2) of the Act and Regulation D, Rule 506, in connection with the sale of the securities. The sale of the Series D Preferred Stock and warrant was made in compliance with all of the terms of Rules 501 and 502 of Regulation D, and each investor who was not an accredited investor represented to the Company that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment.

    (d) On April 15, 1999, the Company issued and sold in the aggregate 2,499,882 shares of unregistered Series E Preferred Stock at a price per share of $8.00 to a limited number of investors for aggregate cash consideration of $19,999,056. The shares were sold pursuant to a Series E Preferred Stock Purchase Agreement. The sale of the Series E Preferred Stock was made in compliance with all of the terms of Rules 501 and 502 of Regulation D, there were no more than 35 investors, as calculated pursuant to Rule 501(e) of Regulation D, and each investor who was not an accredited investor represented to the Company that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment.

    (e) On April 23, 1999, the Company issued and sold an unregistered warrant exercisable for an aggregate of 11,893 shares of unregistered Series E Preferred Stock, at an exercise price per share of $8.00. The warrant was issued to Volpe Brown Whelan & Company. The warrant may be exercised in whole or in part at any time prior to April 23, 2004 and may be exercised for cash only. The Company relied on Section 4(2) of the Act and Regulation D, Rule 506 in connection with the sale of the warrant. The sale of warrants was made in compliance with all of the terms of Rules 501 and 502 of Regulation D, and each investor who was not an accredited investor represented to the Company that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment.

Item 4.   Submission of Matters to a Vote of Security Holders.

1. On April 16, 1999, Talk City - California solicited the consent of its stockholders to approve the following:

    (1)  The Fourth Amended and Restated Articles of Incorporation of Talk City
         - California which, among other changes, (i) approved the increase to the number of shares of authorized Common Stock of Talk City - California by 5,000,000 shares to a total of 35,000,000 shares, and
         (ii) created a new series of Preferred Stock, designated Series E Preferred Stock, with an authorized number of shares equal to 2,750,000 shares.

          For                Against or Withheld               Abstain
          ---                -------------------               -------
       12,932,601                    0                        6,246,922


2. On May 26, 1999, Talk City solicited the consent of its stockholders to approve the following:

    (1) The reincorporation into the State of Delaware, including (i) the Agreement and Plan of Merger, (ii) the Certificate of Incorporation of the company, filed on May 11, 1999, (iii) the Bylaws, and (iv) the form of Indemnification Agreement for the directors and officers of the company

          For                Against or Withheld               Abstain
          ---                -------------------               -------
       12,842,565                    0                        6,589,661


    (2) A one for two reverse stock split (the "Stock Split") of the outstanding Common Stock and Preferred Stock of the Company and the Amended and Restated Certificate of Incorporation of the Company, filed on July 12, 1999, to (i) effect the Stock Split, (ii) increase the authorized Common Stock of the Company by 65,000,000 shares to 100,000,000 shares, and (iii) increase the authorized Preferred Stock by 3,823,549 shares to 45,823,549 to create an aggregate of 5,000,000 shares of "blank check" Preferred Stock.

          For                Against or Withheld               Abstain
          ---                -------------------               -------
       12,842,565                    0                        6,589,661


    (3) The Second Amended and Restated Certificate of Incorporation of the Company, filed on July 23, 1999, to reflect the conversion and extinguishment of the outstanding Preferred Stock of the Company upon the completion of the Company's initial public offering.

          For                Against or Withheld               Abstain
          ---                -------------------               -------
       12,842,565                    0                        6,589,661

    (4) The 1999 Employee Stock Purchase Plan with a share reserve of 500,000 shares of Common Stock.

          For                Against or Withheld               Abstain
          ---                -------------------               -------
       12,842,565                    0                        6,589,661


    (5) The 1999 Director Option Plan with a share reserve of 250,000 shares of Talk City's Common Stock.

          For                Against or Withheld               Abstain
          ---                -------------------               -------
       12,842,565                    0                        6,589,661


    (6) The amendment and restatement of its 1996 Stock Option Plan to, among other things, increase the number of shares reserved for issuance under such Plan by 750,000 shares of its Common Stock to 3,075,000 shares, with automatic increases annually equal to the lessor of (i) 750,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board.

          For                Against or Withheld               Abstain
          ---                -------------------               -------
       12,842,565                    0                        6,589,661


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TALK CITY, INC.
                                 (Registrant)


                             /s/ Jeffrey Snetiker
                        -------------------------------

                               Jeffrey Snetiker
                  Senior Vice President, Chief Financial and
                            Administrative Officer
                               September 2, 1999