Form 10-Q
period 1999-09-30
TALK CITY INC
filed 1999-11-12
CIK 1080088

_______________________________________________________________________________
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

          (Mark One)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          -   EXCHANGE ACT OF 1934


          For the quarter ended September 30,1999 or

          _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission file number 333-77455

                                TALK CITY, INC.
            (Exact name of Registrant as specified in its charter)


              Delaware                                   77-0426524
              --------                                   ----------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

   307 Orchard City Drive, Suite 350
        Campbell, California                               95008
----------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (408) 871-5200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                              -------   -------


   The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                      November 12, 1999 was  24,382,847.


_______________________________________________________________________________

                                TALK CITY, INC.
                                   FORM 10-Q


                                     INDEX

                                                                                    PAGE NUMBER
                                                                                    -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements:

          Unaudited Condensed Balance Sheets at September 30, 1999
            and December 31, 1998                                                         3

          Unaudited Condensed Statements of Operations for the three
            and nine months ended September 30, 1999 and 1998                             4

          Unaudited Condensed Statements of Cash Flows for the nine
            months ended September 30, 1999 and 1998                                      5

          Notes to Unaudited Condensed Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                     25


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                      26

Item 6.   Exhibits and Reports on Form 8-K                                               26

Signatures                                                                               28

 Part I. FINANCIAL INFORMATION
 Item 1.   Financial Statements


                                TALK CITY, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS
                                (in thousands)


                                                                                         September 30,        December 31,
                                                                                             1999                 1998
                                                                                         -------------        ------------
                                        Assets
Current assets:
  Cash and cash equivalents.................................................              $ 38,777             $  8,697
  Short term investments....................................................                29,388                5,740
  Accounts receivable, net..................................................                 1,982                  763
  Prepaid expenses and other current assets.................................                 1,003                    -
                                                                                          --------             --------
      Total current assets..................................................                71,150               15,200
Property and equipment, net.................................................                 3,459                  999
Other assets................................................................                 5,622                2,291
                                                                                          --------             --------
      Total assets..........................................................              $ 80,231             $ 18,490
                                                                                          ========             ========


                    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable..........................................................               $ 2,315              $ 1,205
  Accrued liabilities.......................................................                 2,056                  320
  Deferred revenue..........................................................                   294                   55
  Notes payable, current portion............................................                   147                  127
                                                                                          --------             --------
      Total current liabilities.............................................                 4,812                1,707
Notes payable, less current portion ........................................                   148                  273
                                                                                          --------             --------
      Total liabilities.....................................................                 4,960                1,980
Redeemable convertible preferred stock......................................                     -               38,973
Stockholders' equity (deficit):
  Common stock..............................................................                    24                    4
  Additional paid-in-capital................................................               130,952                1,792
  Deferred stock based compensation.........................................                  (763)                (598)
  Notes receivable from stockholders........................................                  (919)                (303)
  Accumulated deficit.......................................................               (54,023)             (23,358)
                                                                                          --------             --------
      Total stockholders' equity (deficit)..................................                75,271              (22,463)
                                                                                          --------             --------
      Total liabilities and stockholders' equity (deficit)..................              $ 80,231             $ 18,490
                                                                                          ========             ========




            See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                 UNAUDITED CONDENSED  STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                   Three Months Ended                      Nine Months Ended
                                                           --------------------------------       ---------------------------------
                                                           September 30,      September 30,       September 30,       September 30,
                                                                1999               1998                 1999              1998
                                                           -------------      -------------       -------------       -------------
Revenues:
  Business services..................................         $    521           $    167           $   1,288          $     293
  Advertising and sponsorships.......................            1,505                231               3,118                498
                                                              --------           --------           ---------          ---------
Total revenues.......................................            2,026                398               4,406                791

Operating expenses:
  Product development and programming................            4,367              1,268               9,970              3,741
  Sales and marketing................................            4,694              1,983              12,382              3,156
  General and administrative.........................            1,605                467               3,716              1,141
  Noncash advertising and promotional charges........              934              1,411              10,265              2,568
                                                              --------           --------           ---------          ---------

Total operating expenses.............................           11,600              5,129              36,333             10,606
                                                              --------           --------           ---------          ---------

Loss from operations.................................           (9,574)            (4,731)            (31,927)            (9,815)
  Interest income (expense), net.....................              809               (280)              1,263               (521)
                                                              --------           --------           ---------          ---------
Net loss.............................................           (8,765)            (5,011)            (30,664)           (10,336)
  Accretion of discount related to redeemable
   convertible preferred stock and warrants..........               16                478                 159                518
                                                              --------           --------           ---------          ---------
Net loss applicable to common stockholders...........         $ (8,781)          $ (5,489)          $ (30,823)         $ (10,854)
                                                              ========           ========           =========          =========

Basic and diluted net loss per common share..........         $  (0.45)          $  (1.55)          $   (3.39)         $   (3.17)
                                                              ========           ========           =========          =========

Weighted average basic and diluted common shares
 outstanding.........................................           19,667              3,537               9,089              3,429
                                                              ========           ========           =========          =========



      See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                 UNAUDITED CONDENSED  STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Nine Months Ended
                                                                                     ---------------------------------
                                                                                     September 30,       September 30,
                                                                                          1999                1998
                                                                                     -------------       -------------
Cash flows from operating activities:
  Net loss...................................................................          $ (30,664)          $ (10,336)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization..............................................                726                 234
  Stock compensation expense.................................................                549                 248
  Common stock warrants issued pursuant to loan financing....................                  -                 490
  Noncash advertising and promotional charges................................             10,265               2,568
  Provision for accounts receivable allowance................................                 50                   -
  Changes in operating assets and liabilities:
    Accounts receivable......................................................             (1,269)               (286)
    Prepaid expenses and other current assets................................             (1,003)                (16)
    Other assets.............................................................               (127)                (15)
    Accounts payable.........................................................              1,110               1,698
    Accrued liabilities......................................................              1,736                   2
    Deferred revenue.........................................................                239                   -
                                                                                       ---------           ---------
Net cash used in operating activities........................................            (18,388)             (5,413)
                                                                                       ---------           ---------

Cash flows from investing activities:
  Purchases of property and equipment........................................             (3,186)               (501)
  Purchases of short-term investments........................................            (33,948)             (5,229)
  Proceeds from sale of short-term investments...............................             10,300                   -
                                                                                       ---------           ---------
Net cash used in investing activities........................................            (26,834)             (5,730)
                                                                                       ---------           ---------

Cash flows from financing activities:
  Proceeds from sale of common stock, net of issuance costs..................             55,357                   -
  Proceeds from sale of redeemable preferred stock, net of issuance costs....             19,956              21,308
  Proceeds from loan financing, net of issuance costs........................                  -               2,903
  Proceeds from stock option and warrant exercises...........................                 89                   -
  Proceeds from repayment of stockholders' notes receivable..................                  5                   -
  Proceeds from notes payable................................................                  -                 491
  Repayment of loan financing................................................                  -                (331)
  Repayment of notes payable.................................................               (105)                (59)
                                                                                       ---------           ---------
Net cash provided by financing activities....................................             75,302              24,312
                                                                                       ---------           ---------

Net increase in cash and cash equivalents....................................             30,080              13,169
Cash and cash equivalents at beginning of period.............................              8,697               2,055
                                                                                       ---------           ---------
Cash and cash equivalents at end of period...................................          $  38,777           $  15,224
                                                                                       =========           =========

  Cash paid during the period for interest...................................          $      60           $      90
                                                                                       =========           =========

Supplemental disclosure of noncash financing activities:
  Accretion of redeemable convertible preferred stock and warrants...........          $     159           $     518
                                                                                       =========           =========

  Common stock issued for notes receivable, net of repurchases...............          $     617           $     129
                                                                                       =========           =========

  Issuance of stock and warrants for advertising and promotional
   services..................................................................          $  12,553           $   5,142
                                                                                       =========           =========

  Deferred compensation related to option grants.............................          $     715           $     784
                                                                                       =========           =========


           See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


  1.   BASIS OF PRESENTATION

         The condensed financial statements have been prepared by Talk City, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Talk City, Inc. ("Talk City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1999 and the operating results and cash flows for the three and nine months ended September 30, 1999 and 1998. The condensed balance sheet at December 31, 1998 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior years' financial statements to conform to the September 30, 1999 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

         The results of operations for the three and nine months ended
       September 30, 1999 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 1999.

  2.   NATURE OF OPERATIONS

         Talk City was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. Talk City is a provider of online communities and interactive services for businesses and consumers. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated, customized communities, producing online events and conducting online market research. For consumers, the Company operates a network of online communities located at www.talkcity.com. These
                                                ----------------
       communities offer services such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling business services and advertising and sponsorships on its Web sites to corporations of various sizes within several industries. Talk City has incurred operating losses since inception through September 30, 1999. The Company had an accumulated deficit of $54 million at September 30, 1999.

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

         . 750,000 shares of Series D Stock pursuant to the Hearst advertising agreement dated October 30, 1998;

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

         All the warrants and Preferred Stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair value of these instruments was measured and recorded in April 1999. As of September 30, 1999, $5.5 million remains in Other Assets and will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating agreements. Of the $5.5 million, $3.5 million relates to the Hearst advertising agreement and $2 million relates to the NBC operating agreements. The Company incurred noncash advertising and promotional charges of approximately $934,000 and $10.3 million for the three and nine months ended September 30, 1999, respectively.

  4.   ACCRUED LIABILITIES

       Accrued liabilities consist of:

                                                                      September 30,       December 31,
                                                                           1999               1998
                                                                      -------------       ------------
                                                                               (In thousands)
      Accrued compensation and benefits........................         $   813              $ 202
      Accrued sales and marketing expenses.....................             292                  -
      Accrued moderator expenses...............................             242                  -
      Other accrued liabilities................................             709                118
                                                                        -------              -----
                                                                        $ 2,056              $ 320
                                                                        =======              =====

  5.   SEGMENT REPORTING

         The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

         The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in the United States. Revenues from two major customers were $389,000 and $103,000 for the three months ended September 30, 1999 and 1998, respectively. Revenues from these two major customers were $948,000, and $139,000 for the nine months ended September 30, 1999 and 1998, respectively. Total receivables from these two customers were $647,000 at September 30, 1999 and $343,000 at December 31, 1998.

  6.   COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss for the three and nine months ended September 30, 1999 and 1998 equaled net loss.

  7.   NET LOSS PER COMMON SHARE

         Diluted net loss per common share does not include the effects of the following potentially dilutive securities as of September 30, 1999 and 1998:


                                                                 September 30,      September 30,
                                                                     1999               1998
                                                               ---------------    ---------------
                                                                         (In thousands)
      Common Stock Options                                               604                264
      Common Stock Warrants                                            1,299              1,045
      Restricted Common Stock                                            455                741
      Redeemable Convertible Preferred Stock                               -             10,995
                                                                       -----             ------
                                                                       2,358             13,045
                                                                       =====             ======

       The average exercise price of the Common Stock Options is $3.59 and $.31 as of September 30, 1999 and 1998, respectively. The average exercise price of the Common Stock Warrants is $4.66 and $3.62 as of September 30, 1999 and 1998, respectively.

 8.    RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The adoption of this standard did not have a material effect on the Company's capitalization policy for the nine months ended September 30, 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not have any derivative instruments or hedging activities. Therefore, this statement is not expected to have a material impact on Talk City.

 9.    STOCK TRANSACTIONS

       (a) Initial Public Offering

         The Company completed its initial public offering ("IPO") of approximately 5.1 million shares of Common Stock, including 100,000 shares of the underwriters over-allotment option, on July 23, 1999 (the 100,000 shares of the underwriters over-allotment option was completed on August 24, 1999) and raised approximately $56 million, net of offering costs. Talk City is listed on the NASDAQ National Market under the symbol "TCTY." Upon the closing of the IPO, all of the outstanding shares of the Company's Convertible Preferred Stock automatically converted into shares of Common Stock based on the respective conversion ratios.

       (b) Reverse Stock Split and Reincorporation

         On July 12, 1999, the Company effected a one for two reverse stock split of the Company's Common Stock and Preferred Stock and a reincorporation of the Company into the State of Delaware. As part of the reincorporation, the Common Stock and Preferred Stock par value was adjusted to equal $0.001 per share and the number of Common Stock authorized was increased to 100,000,000, effective prior to the closing of the Company's IPO. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the reverse stock split for all periods presented.



10.    SUBSEQUENT EVENT

         In October 1999, the Company signed a nine-year three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which will commence on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after every twelve months through December 14, 2005 provided no default has occurred.

         Future minimum lease payments under the non-cancelable operating lease total $15.8 million and are due and payable as follows:

                 Fiscal year                       (In thousands)
                 -----------                       --------------
                   1999                                   $   123
                   2000                                     1,171
                   2001                                     1,532
                   2002                                     1,592
                   2003                                     1,652
                   2004 and thereafter                      9,729
                                                          -------
                   Total                                  $15,799
                                                          =======


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements contained herein constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes", "expects," "anticipates," "estimates," "plans," "may," "intends," "will," or similar terms. Such statements include statements concerning the Company's ability to increase the number of business services clients, expand its business services offerings and effectively implement these services, increase advertising and sponsorship revenues, improve or maintain audience or volume measurement metrics, maintain differentiation from other online community providers, maintain or improve the number or quality of network participants and customers, attract and retain key personnel, and compete successfully in the marketplace. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Factors That May Affect Results" and elsewhere in this report. These forward-looking statements speak only as of the date hereof. Talk City does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

     The following discussion of financial condition and results of operations of the Company should also be read in conjunction with the financial statements and notes thereto and "Factors That May Affect Results", both of which are included elsewhere in this report.

  Overview

     The Company provides online communities and interactive services for businesses and consumers. From inception through September 1999, the Company's operating activities have primarily been focused on:

     . developing and expanding its business services offerings and clients; . establishing operating relationships with its network participants;
     .  expanding the audience and usage of its services;
     . building sales momentum and developing programs and content to market the Talk City brand name and attract users to its sites;
     .  developing the quality environment of its services;
     .  recruiting personnel;
     . developing a comprehensive computer software and hardware infrastructure; and
     .  raising capital.

     To date, substantially all of Talk City's revenues have been derived from the sale of its business services, advertising and sponsorships. Talk City's business services include designing customized communities, producing online events and conducting online market research. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues derived from business services are recognized ratably over the term of the contract period, provided that the collection of the receivable is probable.

     Advertising and sponsorship revenues are derived from two sources. Advertising revenues generally come from short-term banner advertisement contracts. Sponsorship revenues come from contracts under which the Company offers a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Talk City's advertising and sponsorship clients enter into short-term agreements pursuant to which they generally receive a guaranteed number of advertising impressions on the Company's Web sites. Advertising and sponsorship revenues are recognized in the period in which the advertisement is displayed or the sponsorship event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract. In some cases, where Talk City contracts with sales representative firms to sell advertising revenues, Talk City recognizes revenues net of the commissions paid.

     Sales and marketing expenses exclude noncash advertising and promotional charges related to Talk City's advertising on the NBC television network and in magazines owned by Hearst. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. After September 30, 1999, noncash charges of $5.5 will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating agreements. Of the $5.5 million, $3.5 million relates to the Hearst advertising agreement and $2 million relates to the NBC operating agreements. These amounts were determined based on the fair value of the Company's Common Stock and warrants exchanged for the services received.

     The Company incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998 and $30.7 million for the nine months ended September 30, 1999. These losses include noncash advertising and promotional charges of $13.2 million through September 30, 1999. At September 30, 1999, Talk City had an accumulated deficit of $54 million. The Company anticipates that it will incur additional operating losses for the foreseeable future.

  Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in Talk City's Condensed Financial Statements:



                                                                                   Three Months Ended        Nine Months Ended
                                                                                      September 30,            September 30,
                                                                                   ------------------        -----------------
                                                                                    1999        1998          1999       1998
                                                                                    ----        ----          ----       ----
  Net revenue                                                                        100 %       100 %         100 %      100 %
  Operating expenses:
      Product development and programming                                            216         319           226        473
      Sales and marketing                                                            231         498           282        399
      General and administrative                                                      79         117            84        144
      Noncash advertising and promotional charges                                     46         355           233        325
                                                                                   -----       -----         -----      -----
        Total operating expenses                                                     572       1,289           825      1,341
                                                                                   -----       -----         -----      -----
  Operating loss                                                                    (472)     (1,189)         (725)    (1,241)
  Interest income (expense), net                                                      40         (70)           29        (66)
                                                                                   -----       -----         -----      -----
  Net loss                                                                          (432)%    (1,259)%        (696)%   (1,307)%
                                                                                   =====       =====         =====      =====

    Net Revenue. Net revenue increased 409% to $2.0 million for the three months ended September 30, 1999 from $398,000 for the three months ended September 30, 1998, an increase of approximately $1.6 million. Net revenue increased 457% to approximately $4.4 million for the nine months ended September 30, 1999 from $791,000 for the nine months ended September 30, 1998, an increase of approximately $3.6 million. The increases for both the three and nine months ended were primarily due to the expansion of the Company's sales force, continued growth in chat hours and user volume, an increased number of advertisers, and an increased number of business service projects as a result of a broader and more extensive business services product portfolio. Substantially all of Talk City's revenue is derived within North America.

     Product Development and Programming. Product development and programming expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to editorial content, community management and support personnel, server hosting costs and software development and operations expenses. Product development and programming expenses for the three and nine months ended September 30, 1999 were approximately $4.4 million, or 216% of total revenues, and approximately $10.0 million, or 226% of total revenues, respectively. Product development and programming expenses for the three and nine months ended September 30, 1998 were approximately $1.3 million, or 319% of total revenues, and approximately $3.7 million, or 473% of total revenues, respectively. The period to period increases in absolute dollars for both the three and nine months were primarily attributable to additional personnel-related costs, an increase in chat moderator costs as a result of an increased number of supervised chats, and additional costs associated with enhancing the content and functionality of the Company's Web sites. Talk City expects that product development and programming expenses will increase for the foreseeable future as it hires additional personnel, increases the number of supervised chats and events, and enhances the quality of content on its Web sites. In the fourth quarter of 1999, the Company will also incur additional costs associated with the redesign of its Web sites as well as the launch of its e-commerce program.

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related costs of internal sales and marketing personnel, advertising and promotion costs, program expenses, public relations costs and other marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 1999 were approximately $4.7 million, or 231% of total revenues, and approximately $12.4 million, or 282% of total revenues, respectively. Sales and marketing expenses for the three and nine months ended September 30, 1998 were approximately $2.0 million, or 498% of total revenues, and approximately $3.2 million, or 399% of total revenues, respectively. The period to period increases in absolute dollars in sales and marketing expenses were primarily attributable to an increase in sales personnel and related expenses associated with expanding the Company's New York City office and opening sales offices in Chicago and San Francisco. In addition, the Company incurred increased marketing expenses required to implement Talk City's branding and promotional campaigns such as its campaigns to promote business services as well as its marketing campaign related to the movie "Star Wars - The Phantom Menace". Talk City expects that sales and marketing expenses will increase for the foreseeable future as it expands its internal sales force, hires additional marketing personnel, and increases expenditures for branding, promotion and marketing.

    General and Administrative. General and administrative expenses consist of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, human resources, facilities, legal and other professional service fees. General and administrative expenses for the three and nine months ended September 30, 1999 were approximately $1.6 million, or 79% of total revenues, and approximately $3.7 million, or 84% of total revenues, respectively. General and administrative expenses for the three and nine months ended September 30, 1998 were $467,000, or 117% of total revenues, and approximately $1.1 million, or 144% of total revenues, respectively. The period to period increases in absolute dollars in general and administrative expenses was primarily attributable to an increase in personnel-related and recruiting costs associated with increased staffing in order to build the Company's infrastructure. The increases were also due to costs associated with operating as a public company, such as directors' and officers' liability insurance, investor relations and professional service fees. The Company expects general and administrative expenses to increase in the future as it hires additional personnel, relocates its corporate headquarters to a new facility in December 1999 and incurs additional costs related to the growth of its business and operations as a public company.

    Noncash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three and nine months ended September 30, 1999 were $934,000, or 46% of total revenues, and approximately $10.3 million, or 233% of total revenues, respectively. Noncash advertising and promotional charges for the three and nine months ended September 30, 1998 were $1.4 million, or 355% of total revenues, and approximately $2.6 million, or 325% of total revenues, respectively. The decrease in noncash and promotional charges for the three months ended September 30, 1999 was primarily due to the full utilization as of June 30, 1999 of advertising provided under the NBC advertising agreements. The increase in noncash and promotional charges for the nine months ended September 30, 1999 was primarily attributable to the NBC and Hearst advertising agreements, of which approximately $8.8 million in advertising charges were incurred during the period.

    Interest Income (Expense), Net. Interest income (expense), net includes income from Talk City's cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three and nine months ended September 30, 1999 was $809,000 and approximately $1.3 million, respectively. Interest expense, net for the three and nine months ended September 30, 1998 was $280,000 and $521,000, respectively. The period to period increases in interest income, net were primarily due to higher average investment balances during the three and nine months ended September 30, 1999 as a result of the Company's private placement in April 1999 of Preferred Stock with aggregate gross proceeds of approximately $20.0 million and the Company's IPO in July 1999 with net proceeds of approximately $55 million.

    Income Taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon historical operating performance and the reported cumulative net losses in all prior years, Talk City has provided a full valuation allowance against its net deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis.

  Liquidity and Capital Resources

    Since Talk City's inception in March 1996, the Company has financed its operations primarily through the private placement of its Preferred Stock, its IPO in July 1999 and, to a lesser extent, through equipment financing. As of September 30, 1999, the Company had approximately $38.8 million in cash and cash equivalents and approximately $29.4 million in short-term investments.

    Net cash used in operating activities was approximately $18.4 million and $5.4 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses, excluding the effects of noncash advertising expenses, and increases in accounts receivable and prepaid expenses, partially offset by increases in accrued expenses and accounts payable.

    Net cash used in investing activities was approximately $26.8 million and $5.7 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in investing activities for the nine months ended September 30, 1999 consisted of approximately $33.9 million in purchases of short-term investments and $3.2 million in purchases of equipment partially offset by proceeds of $10.3 million from sales of short-term investments. The increase in investment purchases was due to the investment of proceeds from the Company's private placement of Preferred Stock in April 1999 and IPO in July 1999. The increase in purchases of property and equipment was due to the Company's growth in operations, server requirements and opening of sales offices in San Francisco and Chicago as well as the expansion of the Company's New York City sales office.

    Net cash provided by financing activities was approximately $75.3 million and $24.3 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of net proceeds of approximately $20.0 from the private placement of Preferred Stock in April 1999 and approximately $55 million from the Company's IPO in July 1999 partially offset by principal payments on notes payable. Net cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of the Company's private placement of Series D Stock with net proceeds of approximately $21 million in August and September 1998.

    As of September 30, 1999, the Company's principal commitments consisted of obligations outstanding under operating leases. Although Talk City has no material commitments for capital expenditures, the Company anticipates a substantial increase in its capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. In October 1999, the Company signed a nine-year three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which will commence on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after every twelve months through December 14, 2005 provided no default has occurred. Future minimum lease payments under the non-cancelable operating lease total $15.8 million.

    In May 1998, Talk City obtained an equipment line of credit with a financial institution in the amount of $2.0 million. This line of credit is secured by the Company's fixed assets and has a four year term that expires in April 2002. As of September 30, 1999, the amount outstanding under this line of credit was $295,000.

    Talk City's capital requirements depend on numerous factors, including market acceptance of its services, the resources the Company allocates to its community network, marketing and selling its services, brand promotions and other factors. The Company has experienced substantial increases in its expenditures since its inception consistent with growth in its operations and personnel, and the Company anticipates that its expenditures will continue to increase for the foreseeable future. Additionally, the Company will continue to evaluate possible acquisitions of or investments in complementary businesses, technologies, services or products and plans to expand its sales and marketing programs. Talk City currently believes that its available cash and cash equivalents combined with the net proceeds from its IPO will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 18 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion, including significant increases in personnel and office facilities; to develop new or enhance existing services or products; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet its long term liquidity needs, the Company may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.



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

    At this time, major vendors used by the Company have been contacted and have represented that they are year 2000 compliant. Talk City has reviewed its current software versions and operating sytems and determined that certain software is not year 2000 compliant. The Company anticipates that all affected software will be upgraded and year 2000 compliant by the end of November 1999. The Company does not expect to spend more than $100,000 to assess and remediate the year 2000 problem based on the size of its operations, the percentage of its vendors that are standard to its industry and the lack of dependency on older legacy software in its production systems.

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


  Factors That May Affect Results

  Talk City has incurred losses since inception and it may be unable to achieve profitability or generate positive cash flow

    Talk City incurred net losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998 and $30.7 million for the nine months ended September 30, 1999 and it may be unable to achieve profitability in the future. If the Company continues to incur net losses in future periods, it may be unable to achieve one or more key elements of its strategy, including the following:

    .  increase the number of business services clients;
    . increase its sales and marketing activities, including increasing the number of its sales personnel;
    .  expand its content and community offerings for its users;
    .  expand its moderator network; or
    .  introduce additional e-commerce services.

    Talk City expects to continue to incur significant operating expenditures, as well as noncash advertising and promotional charges, and as a result the Company will need to generate significant revenues to achieve and maintain profitability. As of September 30, 1999, Talk City had an accumulated deficit of approximately $54 million, including noncash advertising and promotional charges of $13.2 million. The Company may not achieve profitability if its revenues increase more slowly than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues. If the Company does achieve profitability, it may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause its stock price to decline.

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

  Talk City's revenue model is new and unproven and the Company must continue to generate and develop multiple revenue streams

    The success of the Company's revenue model will depend on its ability to generate multiple revenue streams through its community network. To be successful, Talk City must, among other things, develop and market products and services that achieve broad market acceptance by its business clients, users and advertisers. Talk City's inability to generate multiple revenue streams will contribute to its not achieving profitability and may cause its accumulated deficit to increase.

  Revenue growth in prior periods may not be indicative of future growth

    The Company achieved significant revenue growth in 1998 as well as the nine months ended September 30, 1999. Its limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in its markets. Accordingly, investors should not rely on past revenue growth as a prediction of future growth.

  Talk City's growth will depend on its ability to increase its business services revenues

    Talk City derives a substantial portion of its revenues from the sale of business services and it expects to continue to rely on these revenues for the foreseeable future. If the Company does not continue to develop business services revenues, its revenues may not meet its expectations or may decline and Talk City will need to revise its revenue model to reflect this. Business services represented 12% of its total revenues in 1997, 36% of its total revenues in 1998 and 29% of its total revenues in the nine months ended September 30, 1999. The Company's growth and future success will depend on its ability to increase the number of its business services clients, expand its business services offerings, effectively implement these services and increase the average revenue per project and per client. Talk City's ability to generate significant business services revenues will also depend, in part, on its ability to create new business services offerings without diluting the value of its existing programs. Talk City has only recently begun to hire business services sales personnel and intends to hire additional business service personnel in the near future.

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

  If Talk City does not provide its advertisers with the guaranteed number of impressions required by its contracts with them, its reputation would be harmed and its advertising inventory would be decreased

    The terms of the Company's advertising contracts generally range from one week to twelve months. Talk City's advertising contracts guarantee the advertiser a minimum number of impressions, or times that an advertisement is seen by users of its sites. If minimum impression levels are not achieved for any reason, the Company may be required to provide additional impressions after the contract term which could reduce the availability of advertising inventory for its other current and potential advertisers. Continued inability to deliver the guaranteed number of impressions to its advertisers would hurt its reputation and could cause its current as well as potential advertisers to not advertise on its sites. If minimum guaranteed impressions are not met, Talk City defers recognition of the corresponding revenues until guaranteed impression levels are achieved.

  Talk City relies on its network participants for user volume and increased revenues

    Talk City's network participants currently drive approximately 63% of the volume of its sites, which is defined as the number of Internet page views or Internet advertisement views seen by its users. The volume is considered to be "driven" by the network participant if the user comes to its sites via the participant's site. If the Company were to terminate or otherwise lose the benefit of all of its network participant contracts, it would risk losing as much as 63% of its volume. Talk City's network participant contracts typically have terms of six months to three years each.

    In addition, Talk City sells advertisements based on the volume of its sites, a portion of which volume is provided by its network participants. Of its total revenues for the quarter ended September 30, 1999, approximately 36% were generated through advertisements that ran based on volume provided by its network participants. If the Company were to terminate or otherwise lose the benefit of all of its network participant contracts, the Company could lose as much as 36% of its revenues. Talk City would need to replace these revenues with increased revenues from its other product lines, such as business services or e-commerce. For the quarter ended September 30, 1999, none of its network participants individually drove volume that accounted for more than 7% of its revenues, except WebTV Network which was responsible for approximately 24% of its revenues for the quarter.

  Talk City relies on WebTV Network for a substantial amount of its volume and revenues, and if its contract with WebTV Network were not renewed or terminated, the Company would need to replace this volume and revenues through other sources

    Talk City has a two year contract with WebTV Network which runs through July 2000. If this contract were to be terminated or not renewed, the Company could lose as much as 41% of its volume. Talk City would need to replace this volume with volume from its other network participants, through the growth of its sites or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. If the Company were unable to replace this volume for the quarter ended September 30, 1999, Talk City may be unable to replace the 24% of its associated revenues from WebTV Network for the quarter as well. For the year ended 1998, none of its network participants individually drove more than 2% of its volume, except WebTV Network which was responsible for approximately 24% of its volume. For the quarter ended September 30, 1999, none of its network participants individually drove more than 10% of its volume, except for WebTV Network which was responsible for approximately 41% of its volume. In addition, WebTV Network was responsible for approximately 13% and 21% of its revenues for the year ended 1998 and the nine months ended September 30, 1999, respectively.

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

  Talk City depends on its users for content, promotion and sustaining an engaged audience, and if its users become dissatisfied or do not become engaged with its service, the Company would need to increase its expenditures for these activities

    Talk City depends largely on its users for content, word-of-mouth promotion and for sustaining an involved audience for its advertisers and, to a lesser extent, its business clients. If its users become dissatisfied or do not become engaged with its service, they will not generate significant content or promote its sites and the Company will have to increase the expenditure of its own resources for these activities. In addition, dissatisfied or disengaged users would not continue to attract other users to the Company's sites. Loss of its users and failure to increase its number of engaged users would hurt the Company's efforts to generate increased revenues. The Company's users may become dissatisfied with its service as a result of the increased focus on commercialization of its services due to their continued exposure to advertising or ecommerce activities on its sites or the use of their information for commercial purposes. Talk City's users may also become dissatisfied with its service if the Company does not maintain its structured environment, if it experiences system failures or it does not continually upgrade its software functionality. In addition, users may visit its community for a single event, such as a live event regarding the Grammy Awards, or to explore its community and not return.

  Talk City depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated programming

    Talk City depends on its network of trained community leaders and moderators, which consisted of approximately 2,000 individuals as of September 30, 1999, to draw its users into its community and maintain its structured and moderated programming. Most of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a community leadership position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, its trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its service, would cause the Company to implement new programs to engage its users and maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources which would increase its operating expenses.

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

    Promotion and enhancement of its brand also will depend, in part, on its ability to continue to provide a clean, well lighted community experience. The value of its brand could diminish if businesses, users, network participants and advertisers do not perceive the www.talkcity.com community experience to
                                      ----------------
  be of high quality or if the Company introduces new services or enters into new business ventures that are not well received.

  Talk City is growing rapidly and must effectively manage and support its growth in order for its business strategy to succeed

    Talk City has grown rapidly and will need to continue to grow in all areas of operation in order to execute its business strategy. Managing and sustaining its growth will place significant demands on management as well as on its administrative, operational and financial systems and controls. If the Company is unable to do this effectively, the Company would have to divert resources such as management time away from the continued growth of its business and implementation of its business strategy. Talk City had 39 employees as of September 30, 1998 compared to 172 employees as of September 30, 1999. The Company anticipates further significant increases in the number of its employees, especially in its sales, marketing and engineering departments, in order to increase its business services and advertising revenues and enhance the content and functionality of its Web site. As a result of this rapid growth, the Company outgrew its current principal office facilities sooner than it expected. Accordingly, Talk City will relocate its corporate headquarters to a 56,000 square foot facility in Campbell, CA in December 1999.

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

  Talk City must continually attract and retain its sales, engineering, marketing and other personnel or the Company will be unable to execute its business strategy

    Talk City's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering, managerial, marketing, technical and customer support personnel. Competition for these personnel is intense in the Internet industry, especially in the very intense Silicon Valley employment market, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel. The Company has in the past experienced, and it expects to continue to experience difficulty in hiring and retaining highly skilled and qualified employees, such as engineers, as a result of its rapid growth and expansion.

  Talk City may be unable to consummate potential acquisitions or investments or successfully integrate them with its business which would slow its growth strategy

    As part of its continued strategy to expand its business services products, to expand the range of its community applications and features and to acquire additional community audiences, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. Talk City may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, which could harm its growth strategy. If Talk City does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired products, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees and increase its expenses.

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

  Talk City's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

    If the Company's volunteer community leaders, consisting of approximately 1,700 individuals, were viewed as employees, Talk City could be subject to payment of back wages and other penalties and its operating expenses could substantially increase. Former volunteers of America Online, Inc. ("AOL") have filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

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

  Talk City's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

    Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the Company's communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at Frontier Global Centers facilities in Sunnyvale, California. In addition, computer viruses, electronic break-ins or other similar interruptions also could disrupt its Web sites. Talk City's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in its systems.

  Talk City's business is largely dependent on the development and growth of the Internet, which may not grow, or if it does grow, may be unable to support the demands placed on it by this growth

    Talk City's market is new and rapidly evolving. The usage of its Web sites, which drives the Company's volume and in turn its revenues, may not grow if Internet usage in general does not continue to grow. If Internet usage does continue to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth in Internet usage, including:

    .  inadequate network infrastructure;
    .  security concerns;
    .  inconsistent quality of service; and
    .  unavailability of cost effective, high speed service.

    Many Web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. Internet usage, as well as the usage of the Company's Web sites, could decline or grow at a slower rate than expected if these outages or delays frequently occur in the future.

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

  Talk City may be subject to liability for products sold through its Web sites

    Consumers may sue the Company if any of the products that it sells online are defective, fail to perform properly or injure the user. Liability claims resulting from the sale of products could require the Company to spend significant time and money in litigation or to pay significant damages. To date, Talk City has had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. The Company is developing a range of e-commerce opportunities, such as shopping events hosted by celebrity guests to promote particular products, which is scheduled to launch in the fourth quarter of 1999. Such launch could significantly increase the Company's potential liability for products sold via the Company's Web sites.

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

    In the event that Talk City's Web-hosting facilities are not year 2000 compliant, its production Web sites would be unavailable and the Company would be unable to deliver services to its users. In the event that its production and operational facilities that support its Web sites are not year 2000 compliant, portions of the Company's Web sites may become inaccessible. A prolonged disruption in Talk City's operations could cause its business clients and network participants to stop doing business with the Company.

  The allocation of proceeds from Talk City's IPO may not yield significant returns for its stockholders

    Talk City's management has the discretion to allocate the net proceeds of its IPO to uses that its stockholders may not deem desirable. Pending any specific needs, the Company has invested the net proceeds in short-term, interest-bearing, investment grade securities for an indefinite period of time. The Company cannot guarantee that any invested proceeds will yield a significant return.

  Talk City's stock price is likely to be extremely volatile as the market for Internet companies' stock has recently experienced extreme price and volume fluctuations

    The market price of Talk City's Common Stock is likely to be extremely volatile as the market for Internet-related and technology companies has experienced extreme price and volume fluctuations in recent months. Despite the strong pattern of operating losses of Internet-related companies, the market demand, valuation and trading prices of these companies has historically been high. At the same time, the share prices of these companies' stocks have historically been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at high prices only to see the price drop substantially a short time later, resulting in a drop, sometimes extreme, in value in the stock holdings of these investors. Historically, Talk City has experienced significant losses, which totaled $15.7 million in 1998 and $30.7 million for the nine months ended September 30, 1999. In addition, the Company has experienced fluctuations in its volume of users and usage patterns, which could also lead to extreme volatility of its stock price. Talk City cannot assure you that its stock will trade at the same levels as other Internet stocks or that Internet stocks in general will sustain or increase in current market prices. Volatility in the market price of the Company's Common Stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources.

  Talk City's stock price is likely to be extremely volatile due to broad market and industry factors beyond its control

    Talk City's stock price is subject to wide fluctuations in response to a variety of factors, including factors beyond its control. These broad market and industry factors could harm the market price of its Common Stock, regardless of the Company's performance. These factors include:

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

    Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are not defined. The Federal Trade Commission has submitted proposals to the Internet industry regarding the rights and safety of children using the Internet and is expected to issue regulations in this area.

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

  Talk City may be subject to liability for publishing or distributing content over the Internet

    Talk City may be subject to claims relating to content that is published on or downloaded from its Web sites. The Company also could be subject to liability for content that is accessible from its Web sites through links to other Web sites or that is posted by its users in chat rooms or bulletin boards. Although Talk City carries general liability and multimedia liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. In addition, any claims like this, with or without merit, would result in the diversion of its financial resources and management personnel.

  Current and potential competitors could decrease Talk City's market share and harm its business

    Increases in the number of Web sites competing for the attention and spending of businesses, users and advertisers could result in price reductions, reduced margins or loss of market share, any of which could decrease Talk City's revenues and contribute to the Company not achieving profitability. The barriers to entry in the Internet services market are low and the Company expects the number of its competitors to continue to increase. Any company or individual can establish and maintain a Web site for minimal cost. Talk City competes for business clients, users and advertisers with numerous companies, including the following:

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

  Talk City depends on third-party software to measure user demographics and for other related services and if this software does not function properly, the Company would need to purchase new software or write the software themselves, each of which could cause a temporary disruption in its business

    If software purchased from third parties to perform the Company's services does not function properly or is not updated, the Company would need to purchase new software from other third party providers. Even though the third-party software Talk City currently uses is easily replaced through multiple other third party providers, or by it writing the necessary software programs themselves, each of these alternatives would require an unplanned increase in operating expenses and could cause a one to two month disruption in its business.

    It is important to advertisers that Talk City accurately measures the demographics of its user base and the delivery of advertising impressions on its Web sites. Companies may choose not to advertise on the Company's Web sites or may be less willing to pay the fees the Company intends to charge for advertising if they do not perceive the Company's measurements to be reliable. Talk City has purchased third-party software from Oracle Corporation and NetGravity, Inc. for these measurement services. Talk City may be unable to accurately evaluate the demographic characteristics of its users if the third-party software does not function properly or is not enhanced to support the Company's needs. Talk City's ability to deliver its services to its users may also be harmed if other software the Company has purchased from third parties, such as Microsoft Exchange for real-time chat and Netscape Web for ad serving and management, is not reliable or does not function properly.

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

  Exercise of registration rights could adversely affect Talk City's stock price

    If holders of registration rights exercise those rights, a large number of securities could be registered and sold in the public market, which could result in a decline in the price of the Company's Common Stock. If the Company were to include in a company-initiated registration shares held by these holders pursuant to the exercise of their registration rights, Talk City's ability to raise needed capital could suffer. The holders of 17,167,478 shares of Common Stock and warrants to purchase 1,295,946 shares of Common Stock as of November 12, 1999, which will represent a total of approximately 76% of the Company's outstanding stock, will be entitled to rights with respect to registration under the Securities Act.

  Talk City's undesignated Preferred Stock may inhibit potential acquisition bids for the Company, cause the market price for its Common Stock to fall and diminish the voting rights of the holders of its Common Stock

    If the Board issues Preferred Stock, potential acquirers may not make acquisition bids for the Company, the Company's stock price may fall and the voting rights of existing stockholders may diminish as a result. The Board has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series. The Board can fix the price, rights, preferences, privileges and restrictions of the Preferred Stock without any further vote or action by the stockholders.

  Talk City has anti-takeover defenses that could delay or prevent an acquisition of the Company

    Provisions of Talk City's Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the stockholders.

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    Talk City's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The Company does not use derivative financial instruments in our investment portfolio. Talk City places its investments with high quality issuers and, by policy, limits the amount of credit risk exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. Talk City classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" investments include fixed-rate commercial paper, corporate notes, and market auction preferred securities. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates the Company's investment portfolio at September 30, 1999:

                                             Average                Book                 Fair
                                          Interest Rate            Value                Value
                                         ---------------         -----------          -----------
       Cash equivalents:
          Fixed rate                           5.40%              $35,946              $35,943
          Variable rate                        5.14%                2,831                2,831

       Short-term investments:
          Fixed rate                           5.98%               26,688               26,675
          Variable rate                        5.37%                2,700                2,700

  PART II. OTHER INFORMATION

  Item 2.      Changes in Securities and Use of Proceeds

       (a) In July 1999, the Company issued and sold an aggregate of 19,300 shares of unregistered Common Stock to ten individuals at a price of $3.00 per share, for aggregate cash consideration of approximately $57,900. These shares were sold pursuant to the exercise of warrants granted by the Board. The Company relied upon Section 4(2) of the Securities Act and Regulation D, Rule 506, in connection with the sale of these shares. The sale of the Company's Stock was made in compliance with all of the terms of Rules 501 and 502 of Regulation
            D. There were no more than 35 investors, as calculated pursuant to Rule 501(e) of Regulation D, and each investor who was not an accredited investor represented to the Company that it had such knowledge and experience in financial matters that it was capable of evaluating the merits and risks of the investment.

       (b) From July 1, 1999 to September 30, 1999, the Company issued and sold an aggregate of 25,110 shares of unregistered Common Stock to ten employees, former employees and consultants at prices ranging from $.28 to $5.00 per share, for aggregate cash consideration of approximately $9,423. These shares were sold pursuant to the exercise of options granted by the Board. As to each employee, former employee and consultant of the Company who was issued such securities, the Company relied upon Rule 701 of the Securities Act. Each such person purchased securities of the Company pursuant to a written contract between such person and the Company. In addition, the Company met the conditions imposed under Rule 701(b) under the Act.

       (c)  Use of Proceeds from Sales of Registered Securities

              On July 20, 1999, Talk City consummated its IPO of it's Common
            Stock, $.001 par value. The managing underwriters in the offering were Lehman Brothers, Inc., U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, and E*Trade Securities, Inc., (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") which was declared effective by the SEC on July 19, 1999. All 5.1 million shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option that was exercised by the Underwriters, were sold at a price to the public of $12.00 per share. The aggregate offering amount registered was $61.2 million. In connection with the offering, Talk City paid an aggregate of $4,284,000 in underwriting discounts to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are reasonable estimates except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

                SEC Registration Fee                               $19,207
                NASD Filing Fee                                     11,710
                Nasdaq National Market Listing Fee                  90,000
                Printing Expenses                                  232,000
                Legal Fees and Expenses                            413,000
                Accounting Fees and Expenses                       408,000
                Blue Sky Fees and Expenses                           8,000
                Other                                              372,000
                                                                ----------
                                                                $1,553,917
                                                                ==========

              Talk City used the net proceeds of approximately $55 million from its IPO of Common Stock to invest in short-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. Talk City estimates that it will use the net proceeds as follows: 45% for marketing, including brand development, promotion and growth of user volume; 35% for expansion of our sales infrastructure; and 20% for working capital and general corporate purposes.

              In addition, Talk City may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or products. Pending these uses, the net proceeds of the offering will continue to be invested in short-term, interest bearing, investment grade instruments. As of the date of this report, Talk City can only estimate the uses for the net proceeds received upon completion of this offering. However, the Company has no formal plan for use of the offering proceeds, nor has the Company sought the advice of or received reports from any of its professional advisors regarding the use of the offering proceeds. As a result, the above estimates and the Company's use of the proceeds are subject to change at management's discretion. The amounts actually expended for each of the purposes listed above may vary significantly depending upon a number of factors, including the progress of the Company's marketing programs, capital spending requirements, and developments in the Internet industry.

  Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits
     3.2       Second Amended and Restated Certificate of Incorporation of the Company.*

     3.3       Bylaws of the Company.*

     4.1       Form of Company's Common Stock certificate.*

     4.2       Third Amended and Restated Shareholders Rights Agreement, dated April 23, 1999, between the Company and the parties named therein, as amended on May 26, 1999.*

    10.1       Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.*

    10.2       1996A Stock Option Plan and related agreements.*

    10.3       Amended and Restated 1996 Stock Option Plan and related agreements.*

    10.4       1999 Employee Stock Purchase Plan.*

    10.5       1999 Director Option Plan.*

    10.6       Office Lease Agreement, dated May 21, 1997, by and between the Company and The
               Manufacturers Life Insurance Company (U.S.A.).*

    10.7       Office Lease Agreement, dated February 28, 1999, by and between the Company and SLG
               Graybar LLC.*

    10.8       Repurchase Agreement, dated November 20, 1996, as amended, by and between the Company and Peter H. Friedman.*

    10.9       Repurchase Agreement, dated November 20, 1996, as amended, by and between the Company and Jenna Woodul.*

   10.10       Stock Option Agreement, dated March 1, 1999, by and between the Company and Jeffrey
               Snetiker.*

   10.11       Master Service Agreement, dated April 19, 1999, by and between the Company and Frontier
               GlobalCenter.*

   10.12       Network Affiliation Agreement, dated March 1, 1998 by and between the Company and 24/7
               Media Inc.*

   10.13       Content and Services Agreement, effective July 19, 1998, by and between the Company and
               WebTV Networks, Inc.*

   10.14       Contract, dated May 13, 1997, by and between the Company and NFO Research.*

   10.15       Operating Agreement, dated August 24, 1998, by and between the Company and Cox
               Interactive Media, Inc.*

   10.16       Hearst-Talk City Operating Agreement, dated April 20, 1999, by and between the Company and Hearst New Media and Technology division, a division of Hearst Communications, Inc.*

   10.17       Series D Preferred Stock Purchase Agreement, dated October 30, 1998, by and between the
               Company and Hearst Communications, Inc., Hearst New Media & Technology division, as amended on April 15, 1999.*

   10.18       NBC-Talk City Chat Services Agreement, dated August 21, 1998, by and between the
               Company and NBC Multimedia, Inc., as amended on April 19, 1999.*

   10.19       Letter Agreement, dated February 25, 1998, by and between the Company and NBC
               Multimedia, Inc., as amended on July 27, 1998 and April 19, 1999.*

   10.21       Lease Agreement, dated May 5, 1999, by and between the Company and Pruneyard
               Associates, LLC.*

   10.22       Sublease Agreement, Second Amendment to Lease and Consent to Sublease Agreement, and
               Tri-Party Construction Agreement dated October 20, 1999, by and between the Company,
               Compuware Corporation and Pruneyard Associates, LLC.

    27.1       Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

  ____________________
  * Incorporated by reference from Talk City's 424(b) Prospectus, dated July 19, 1999, as declared effective by the Securities and Exchange Commission on July 19, 1999.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TALK CITY, INC.
                                 (Registrant)



                             /s/ Jeffrey Snetiker
                             --------------------


                               Jeffrey Snetiker
                  Senior Vice President, Chief Financial and
                            Administrative Officer
                               November 12, 1999