Form 10-K
period 1999-12-31
TALK CITY INC
filed 2000-03-28
CIK 1080088

_______________________________________________________________________________
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-K

          (Mark One)

          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999 or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) 0F THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission file number 333-77455

                                TALK CITY, INC.
             (Exact name of Registrant as specified in its charter)


                     Delaware                                                            77-0426524
--------------------------------------------------                         ----------------------------------------
          (State or other jurisdiction                                     (I.R.S. Employer Identification No.)
           of incorporation or organization)

          1919 S. Bascom Avenue
          Campbell, California                                                              95008
--------------------------------------------------                                        ----------
    (Address of principal executive offices)                                              (Zip Code)

      Registrant's telephone number, including area code: (408) 871-5200 Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes        [X]        No        [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 21, 2000, 24,746,484 shares of Common Stock of Registrant was outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on March 21, 2000 of $8.00 per share) was approximately $207 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1999, are incorporated by reference in Part III hereof.

_______________________________________________________________________________

                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----
PART I
Item 1.               Description of Business                                                              2
Item 2.               Description of Property                                                             34
Item 3.               Legal Proceedings                                                                   34
Item 4.               Submission of Matters to a Vote of Security Holders                                 34


PART II
Item 5.               Market for Registrant's Common Equity and Related Stockholder Matters               34
Item 6.               Selected Consolidated Financial Data                                                37
Item 7.               Management's Discussion and Analysis of Financial Condition                         37
                       and Results of Operations
Item 7A.              Qualitative and Quantitative Disclosures about Market Risk                          44
Item 8.               Financial Statements and Supplementary Data                                         45


PART III
Item 9.               Changes in and Disagreements with Accountants on Accounting                         65
                       and Financial Disclosure
Item 10.              Directors and Executive Officers of the Registrant                                  65
Item 11.              Executive Compensation                                                              65
Item 12.              Security Ownership of Certain Beneficial Owners and Management                      65
Item 13.              Certain Relationships and Related Transactions                                      65


PART IV
Item 14.              Exhibits, Financial Statement Schedule and Reports on Form 8-K                      65


SIGNATURES                                                                                                70

PART I

  This section contains forward-looking statements. The outcome of the events described in these forward-looking statements is subject to factors out of our control. You should not rely on these forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements contained in this section.

Item:  1  Business

  Talk City (Nasdaq: TCTY) is a leading provider of scalable online communities and Internet-based relationship solutions for businesses and consumers.

  Talk City offers businesses a wide range of services that help them develop and expand online interactive dialog with their customers, suppliers and employees. These services include designing fully integrated, customized communities, producing online events, conducting online market research and facilitating online meetings.

  For consumers, Talk City operates a network of online communities located at www.talkcity.com. The network includes 20 topical categories, over 50 themed communities, 50 co-branded network participant communities and thousands of user-generated communities. These communities offer services such as moderated chat, home pages, special event production, message boards and online event guides. Talk City has also established partnerships across multiple industries and media forms, including partnerships with major media companies, Internet content companies and Internet service providers. We refer to these companies as our "network participants". Talk City works with these network participants to co-produce, co-brand and co-market community services that leverage the participant's content, brand or customer relationships. By integrating these co-branded services into Talk City's community network, we enjoy exceptional distribution, content and marketing leverage. Our network participants include Cox Interactive Media, Inc., Hearst Communications, Inc., National Broadcasting Company, Inc., WebTV Network, Inc., a wholly-owned subsidiary of Microsoft Corporation, Excite@Home Corporation and AT&T WorldNet Service.

  Talk City's community network has achieved critical mass in terms of traffic, registered users and the loyalty of our users. In December 1999, www.talkcity.com had approximately 5.7 million unique visitors according to Internet Profiles Corporation, or I/PRO. As of December 1999, the consumer network had over 4.2 million user registrations. The community network also features the highest ratings of customer usage, compared to other consumer community sites, as measured by Media Metrix' At Home Report. For the period January 1999 to December 1999, users at www.talkcity.com generated higher
                                        ----------------
minutes per usage day and minutes per usage month rankings than Geocities, theglobe.com, and Xoom.com.

  Established in 1996, Talk City has been an innovator in Internet-based relationship management, often referred to as 'e-relationships' or 'business communities', and marketing services. We believe the Internet has created a demand for businesses to communicate in real-time, to establish deeper and broader relationships with their customers, to increase market understanding, reduce customer acquisition costs, increase customer retention, and design products and services more closely aligned with customer needs. Talk City responds to this demand by offering its business clients one of the industry's most comprehensive portfolios of e-relationship and business community services, including:

 .  online event production;
 .  online focus groups;
 .  online polls and surveys;

 .  moderated chat rooms;
 .  moderated discussion boards;
 . home page community management and technology; and . online meetings and presentations.

  Many of Talk City's business clients choose to integrate these services into a comprehensive business community for its customers, or what we refer to as a "Customized Community." Some of Talk City's business clients include American Airlines, British Airways, H&R Block, Hewlett-Packard, Kemper Funds, Microsoft, Novell, Procter & Gamble and Starbucks.

  Talk City's business services have established strong momentum in the marketplace. We have exceeded our forecasted revenue growth in this sector of our business in 1999. In addition, Talk City's business services have obtained broad acceptance across multiple industries, from financial services and retail to entertainment and automotive.

  We began providing online community services in April 1996 as LiveWorld Productions, Inc. and changed our name to Talk City, Inc. in August 1998. Since April 1996, our operating activities have been focused on building our business services client base, developing our business services product line, expanding our audience, establishing relationships with our network participants, developing programs and content and building our infrastructure.


Industry Background

 The Continuing Growth and Evolution of the Internet

  The Internet is an increasingly significant global communications medium, enabling millions of people to directly interact, share information and conduct business electronically. Published industry reports, including McKinsey & Company and International Data Corporation, estimate that the number of Web users worldwide will increase from 131 million at the end of 1999 to more than 500 million by the year 2003. Jupiter Communications estimates that the number of Internet connected households in the United States will grow from approximately 29 million at the end of 1998 to approximately 57 million by the end of 2002. In addition, the Internet is increasingly being recognized as a convenient and useful tool for customer relationship management for businesses. The Yankee Group estimates that the worldwide customer relationship management market will grow from $3 billion in 2000 to $7.1 billion in 2003.

  The Internet also provides businesses and advertisers with an attractive means of selling and marketing products and services. According to International Data Corporation, worldwide consumer commerce revenue on the Internet is expected to increase from $14.9 billion at the end of 1998 to more than $177 billion in 2003. As the Internet audience grows and the demographics of the Web continue to evolve toward mainstream consumers, advertisers are also expected to significantly increase Internet spending. Jupiter Communications estimates that the amount of advertising dollars spent on the Internet will increase from approximately $1.9 billion in 1998 to approximately $7.7 billion by 2002, a compounded annual growth rate of 42%.

The Importance of Online Customer Relationship Management and Online Communities

  Businesses of all types and in all industries are realizing the great benefits, in cost, time and customer retention, of managing their customer relationships online. They are realizing that, in the "new economy," goods and services must be more than simply personalized to meet the unique, individual needs of consumers. These companies need real-time, customer support 24 hours per day, seven days per week, response and dialog, and they understand that the Internet is a convenient, affordable and efficient medium for providing these services.

   Companies are realizing they need to strategically manage online customer relationships, and that online community services are an effective tool to meet this need. In addition, companies with strong brands, loyal customers and relevant content are particularly well-positioned to organize online communities for their customers. The more passionate a company's customers are about their common interest, whether it be music, children, a profession or a favorite television show, the greater the opportunity for that company to migrate its customers into a robust online community. For example, a media company with a popular television show can earn the loyalty of its fans by organizing an online community in which fans can talk about the show, attend live chat events with the stars, read about missed episodes and buy licensed merchandise at a discount.

   Online communities represent a significant opportunity for businesses to deepen their relationship with existing customers or expand their markets by doing the following:

 .  reducing customer acquisition, education and support costs;
 .  increasing customer satisfaction, loyalty and retention;
 .  capitalizing on the propensity of customers to buy their products or services;
 .  enhancing businesses' ability to target customers and understand their individual needs;
 .  reducing fixed capital costs;
 .  broadening geographic reach; and
 . providing an opportunity to minimize the use of middlemen such as retailers, wholesalers, distributors and brokers.

   Online communities can also provide significant benefits to consumers, such as:

 .  satisfying consumers' basic social need for communication in a convenient manner that is not limited by the same time and geographic constraints;
 .  serving as a venue for group meetings and events;
 .  enabling people to interact on focused topics of interest;
 .  allowing consumers to obtain increased product and services information while protecting their privacy; and
 . aggregating consumer buying power and helping them to obtain lower prices from vendors.

   Finally, online communities represent an increasingly attractive opportunity for advertisers because their participants:

 .  can be segmented and targeted by their membership profiles and by the discussion topics they select;
 .  have favorable usage patterns characterized by extended and frequent visits to the site; and
 . are loyal to their online community and associated brands, products and services.

Shortcomings of Existing Online Customer Relationship Management and Communities

   To date, many businesses and advertisers have been unable to capitalize on the benefits of online customer relationship management and communities.

   Most businesses are unable to hire and retain employees with the specialized skills required to produce online events, host online discussions, manage user interests and profiles and execute the many other tasks associated with providing interactive services or effectively managing an online community. In addition, most businesses lack the capability to build a scalable technology platform to provide a range of interactive services and support an online community and do not wish to incur the substantial costs of developing this capability. Further, many businesses find it difficult to migrate their traditional customer bases into online communities.

   Many mainstream consumers find existing community sites unsatisfactory. First, many community sites lack a friendly and welcoming atmosphere. Second, chat rooms on many existing community sites sometimes include participants who behave in obnoxious or inappropriate ways, with no practical recourse for users to object and stop such behavior. As a result, mainstream consumers, particularly parents of young children, are often reluctant to participate or allow their children to participate in the community. Third, many community sites lack structured programming, which makes it difficult for newcomers to find community programming that meets their needs and desires.

   While advertisers have begun to promote their products on community sites, several factors have limited their use of community sites as a marketing vehicle. Advertisers are concerned that consumers might associate the advertisers' brand with inappropriate behavior that may sometimes occur within community Web sites. In addition, some Internet programming is so generic that it is difficult for advertisers to focus on their targeted audiences.

The Talk City Solution

   We have created one of the industry's broadest portfolios of online customer relationship management and community services that meet the needs of our business clients, consumers, advertisers and network participants. Key elements of our solution include the following:

   Online Interactive Services for Businesses.   We provide businesses with the
tools, resources and infrastructure required to manage customer relationships online. These tools help businesses to attract, retain, support and sell their products and services to current or potential customers. Our business services range from online events and market research to fully integrated, customized communities. Our business services offer several key advantages. First, our services allow businesses to interact closely and frequently with their customers, all at a fraction of the cost and time of traditional customer relationship services. Second, our services help businesses learn more about their customers through focus groups, market research and online polls. Third, our interactive services provide an easily deployed and cost-effective solution, enabling our business clients to leverage our technology infrastructure.
Fourth, our experienced moderators enable businesses to direct the flow of interaction and our trained city standards advisors help to manage the environment in which businesses' brands and products are discussed. Finally, our critical mass of users provides a foundation upon which our business clients can build their own audience.

   Clean Well Lighted Environment.   We have structured our community as a clean
well lighted environment that is attractive to businesses, users, network participants and advertisers. By ''clean and well lighted,'' we mean that our site is family-oriented, welcoming and friendly. We strive to maintain the family-oriented nature of our service by enforcing a set of published behavior standards. These standards are maintained by our trained city standards advisors. These city standards advisors can be called upon at any time by our users to resolve issues relating to standards violations. The friendly tone of our service is further maintained by our network of over 2,000 community leaders and moderators who personify the friendly culture and serve as role models for all users.

   Extensive Community Network.   We have created an extensive network of
community sites which spans multiple industries and media forms and provides us with exceptional distribution and marketing leverage. The Talk City community consists of three types of network participants: major media companies, Internet service providers and Internet content companies. This extensive community provides us with one of the largest distributed and integrated networks of community services on the Internet.

   Critical Mass.   Our network of consumer community sites at www.talkcity.com
                                                               ----------------
has achieved critical mass in terms of traffic, registered users and the loyalty of our users. In December 1999, we had approximately 5.7 million unique visitors according to I/PRO. As of December 1999, we had over 4.2 million user registrations. We believe the strong loyalty of our users and engaging nature of our programming are reflected by the significant amount of time that users spend on our site. For every month from January 1999 to December 1999,

www.talkcity.com outranked our community site competitors on metrics commonly
----------------
associated with customer loyalty, or "stickiness," according to Media Metrix. In each of those months, www.talkcity.com outperformed these competitors in the
                         ----------------
segments of minutes per usage day and minutes per usage month rankings.

Through our broad portfolio of customer relationship and community services, we believe our business services and online community network are able to provide significant benefits to businesses, consumers, advertisers and network participants, as summarized below:

Customers                                             Benefits
---------                                             --------
Businesses                           . Online community-based marketing, sales and support solutions
                                     . Professional production and moderated environment
                                     . Reduced customer acquisition and maintenance costs

Consumers                            . Welcoming and friendly culture to meet people of shared
                                       interests
                                     . Family-oriented environment
                                     . Variety of interactive programming

Advertisers                          . Positive, effective branding venue
                                     . Segmented, targetable and mainstream audience
                                     . Loyal, engaged viewers

Network Participants                 . Professional production and moderated environment
                                     . Critical mass of traffic and variety of programming
                                     . Co-branding and customization of community services

Strategy

   Our objective is to be the leading Internet provider of online customer relationship solutions and high quality online communities. Key elements of our strategy include the following:

Expand Business Services.   We intend to increase the revenues we generate from
our business services by:

 .  acquiring and investing in companies that increase our ability to help businesses constructively interact with and understand their customers;
 . aggressively increasing the number of personnel dedicated to selling and implementing our business services, including personnel with expertise in specific industries;

 . focusing on selling long-term customized communities which integrate a wide range of our business services;
 . creating specialized solutions for targeted business needs, such as ecommerce, customer support and customer retention; and . enhancing the functionality and usability of our business services products.

Drive Sponsorship and Advertising Revenues. To increase our sponsorship and advertising sales revenues, we intend to:

 . increase the number of our sales personnel and focus their efforts on longer term, high value sponsorship deals;
 . sell more advertisements targeted to high-value demographic groups within our audience;
 . align advertiser offerings more precisely with users' interests;
  market Talk City sponsorship benefits to the advertising community; and . focus on selling integrated sponsorships.

Increase Usage of Consumer Community Services.   We intend to significantly
increase the amount of time our users spend on our site, the frequency with which they return, and the ease with which users can invite friends and family to join them. We plan to do this by increasing the number of community services available to our users, especially in the area of group or "club" functionality, as well as new chat and home page technologies. We intend to make it easier for people to engage their friends and family in www.talkcity.com activities by
                                             ----------------
developing more public clubs and online activities.

Increase Involvement and Number of Our Network Participants.   We intend to
increase the involvement and number of our network participants by:

 . adding account executives to help manage and further develop our relationships with our network participants;
 . increasing the number of major media companies, Internet service providers and
  Internet content companies;
 . rolling out community services for our major media participants, online properties; and
 . increasing the number of tools and services we offer our network participants.

Business Services

  We provide businesses with a broad portfolio of e-relationship and community services. These services include designing fully integrated customized communities, producing online events and conducting online market research. These services help our business clients develop and expand online relationships with their employees, customers and suppliers.

Customized Community

  Many businesses have the assets needed to build an online community, such as strong brands, loyal customers and relevant content, but lack the skills to operate a community effectively. We help these businesses deploy such assets to build and organize online communities, improving their relationship marketing and support. Customized communities are tailored to complement a client's specific products, brands and targeted audience, and typically include customized sets of one or more of the following:

 chats;
 message boards;

 . home pages; and
 . surveys and events.

  For example, we created customized communities for Hewlett-Packard that improve communication and customer support relations between customers who have recently purchased Hewlett-Packard products.

Online Events

  We utilize our professional production capabilities and our moderator network to produce online events for business clients. Businesses use online events to introduce new products, educate customers, make sales and marketing presentations and communicate with and train employees. These online events enable businesses to reach local, national and international audiences through the Internet with real-time, two-way interaction, combining text chat and message boards with graphics, audio and visual aids. For example, we managed special online discussions with presidential and senatorial candidates Al Gore, John McCain and Hillary Clinton for iVillage's special election programming.

Market Research

The combination of Talk City's online market research technologies with our large, moderated online community gives us a unique opportunity to offer one of the most reliable online market research services to our business clients. In January 2000, Talk City acquired Research Connections, Inc. ("RCI"), a leading online market research firm. We believe RCI will strengthen our business services product portfolio as it will provide us with a unique source of primary market research and analysis of the Internet's growing population. Some of RCI's clients include IBM, Medscape.com, Fidelity Investments, Microsoft Corporation and AT&T, as well as several major advertising and marketing research firms.

  RCI will complement our current market research services, such as online focus groups, polls and quantitative surveys. Together, our services enable business clients to generate new ideas, receive customer feedback and test product concepts, advertising and Web sites on a national basis with rapid turnaround. We are able to deliver focus groups and surveys based upon our ability to deliver the requisite demographics of participants, the skill of our trained community leaders and moderators in eliciting meaningful comments from all participants in the group and our expertise in developing and analyzing effective survey content.

  We believe that our services produce the desired results for our business clients on a more cost-effective basis than is generally achievable through traditional methods. We have developed a specific set of online methodologies and tools to provide these market research services. Examples of business clients which use our market research services includes Coca-Cola, Toyota and Starbucks.

Network Participants

 Overview

  As of December 31, 1999, our community included 31 network participants with whom we produce co-branded versions of Talk City for their 50 Internet sites. By building our service as a distributed and integrated community with many network participants, we have created a network model which we believe will continue to build on its own momentum. Through our network participants, we are able to acquire new users and traffic cost-effectively, utilize our network participants' content and programming expertise and access their personnel and celebrity talent. Simultaneously, by increasing our usage, brand identity and programming expertise, there is more incentive for additional network participants to join our community and promote our brand.

  With most of our network participants, we co-produce a custom link from the participant's site into a customized view of our entire community. Each participant version of Talk City is tailored to that particular participant, co-branded with the participant's brand and co-marketed to promote our joint programming. Network participants are given the flexibility to tailor or promote any elements of our service they want featured on the joint site. The network participant's user base has full access to our service, and each network participant's users have access to the other participants' users. In many cases, we have a revenue sharing agreement with the network participant in which we are generally responsible for selling advertising for the joint services and the resulting revenue is shared with the participant, thus providing a financial incentive for both parties to make the joint services successful. Our network participants consist of three types of companies: major media, Internet service providers and Internet content.

  For the year ended December 31, 1999, approximately 40% of our advertising and sponsorship revenues were based on volume driven by our network participants. The volume is considered to be "driven" by a network participant if the user comes to our sites via the participant's site. For this period, none of our network participants drove user volume responsible for more than 6% of our advertising and sponsorship revenues, except WebTV Network which was responsible for approximately 28% of our advertising and sponsorship revenues for the period. For the quarter ended December 31, 1999, none of our network participants drove user volume responsible for more than 9% of our advertising and sponsorship revenues, except WebTV Network which was responsible for approximately 23% of our revenues for the quarter.

 Major Media Companies

  Cox Interactive Media Web sites.   In August 1998, we established our
relationship with Cox Interactive Media. We provide our interactive services, including chat, home page creation capabilities and message boards, for a number of Cox Interactive Media destinations including the following:

              AccessArizona.com           GoPBI.com
              AccessAtlanta.com           GreatOutdoors.scom
              ActiveDayton.com            HamptonRoads.com
              Austin360.com               Insidecentralflorida.com
              BayInsider.com              OCNow.com
              Fastball.com                RealPittsburgh.com
              GoBig12.com                 SanDiegoInsider.com
              GoCarolinas.com             SECAction.com

  The agreement with Cox Interactive Media is for an initial term of three years with automatic additional two-year terms, with the initial renewal term at the discretion of Cox, unless either party notifies the other in writing of its election to have the agreement expire at least 60 days in advance of the end of the then-current term. Pursuant to our agreement with Cox, we share the expenses and revenues arising under the agreement according to mutually agreed upon percentages.

  Hearst.   In September 1998, we established our relationship with the Hearst
New Media and Technology division of Hearst Communications. We provide interactive services for the following Hearst-related sites:

 . William Morrow Books--We co-produce a weekly chat series called "BookSpeak" which brings William Morrow authors online to interact with the HomeArts' audience.
 . Victoria Magazine--We provide the chat services for the editors and readers of
  Victoria Magazine.
 . CosmoGirl--We provide the chat services for the CosmoGirl Web site.

  In addition to the above online co-branding and promotion, we receive discounted advertising in various Hearst magazines. The community services agreement with Hearst is for an initial three-year term with automatic additional two-year terms unless either party notifies the other in writing of its election to have the agreement expire at least 60 days in advance of the end of the then-current term. Pursuant to our agreement with Hearst, we share the expenses and revenues arising under the agreement according to mutually agreed upon percentages.

  NBC and affiliates.   In 1999 and 1998, we entered into various agreements
with NBC and its affiliated companies pursuant to which we provide our interactive services, on a local and national basis, to the following Web sites operated by NBC:

 . NBC.com--We provide general and featured celebrity chats for NBC daytime and prime time programming, such as "Just Shoot Me," "Frasier" and "Days of Our Lives."
 . TNBC--We provide our chat service for NBC's teen oriented programming, including television shows such as "Saved by the Bell" and "Hang Time."
 . NBC Interactive Neighborhood--We provide the capability to host locally-oriented chats to several of NBC's 200 local affiliate television stations.

  Our agreement with NBC, which covers CNBC.com, TNBC and NBC.com, is for an initial three-year term with an automatic extension for a two-year period unless either party notifies the other in writing of its election to have the agreement expire at least 60 days in advance of the end of the then-current term. Our agreement covering NBC Interactive Neighborhood is for a two-year term. The parties have agreed to negotiate a possible extension of an additional one or two-year term. Either party may terminate the agreement at any time and for any reason in its sole discretion by providing the other party with 60 days prior written notice. Pursuant to our agreements with NBC, we share the expenses and resulting revenues arising under the agreements according to mutually agreed upon percentages. In addition, NBC provided us with advertising in 1999 and 1998 on various NBC television programs in connection with the advertising agreements signed with NBC.

Internet Service Providers

  Our Internet service provider participants direct their users to Talk City as their primary community offering. Pursuant to written agreements with these participants, we share the costs and revenues associated with promoting and providing the services and attracting the users. Our Internet service provider participants include Excite@Home, BellSouth.Net, Concentric Network, WebTV Network, 2Trom.com and Sprint Canada. These participants enable us to reach a substantial number of additional users.

Internet Content Companies

  We also provide community services for online Internet content sites. Our Internet content participants operate a Web service that typically focuses on a particular topic or subject. They work with us to provide their users with our community offerings. Our Internet content participants bring audiences of shared interests or demographic groups into our community. Pursuant to the agreements with each of our Internet content participants, we share the expenses and revenues arising under the agreement with the respective participant. Specifically, we share the associated costs of creating content, integrating information on our respective sites and promoting the services. We include the following within our group of Internet content participants:

Internet Content Participant                           Co-Branded Service
----------------------------                           ------------------
@Music..................................   A music site for which we provide always open chat rooms
                                           to discuss numerous music topics

Auto OnRamp.............................   An auto site for which we provide chat on topics such as
                                           classic and muscle cars

CheckOut.com............................   A music, video and game site for which we provide our
                                           community services

Donna Wick Radio Show...................   A radio and Internet inspirational radio show, hosted by
                                           Donna Wick, for which we provide chat rooms for
                                           listeners to chat during live broadcasts

Girl Geeks?.............................   We provide the community services for this site which is
                                           devoted to exploring women and technology issues

Hispanic Online.........................   An Internet site for the Hispanic market for which we
                                           provide chat and special events production for featured
                                           guests

Learfield Communications.................  We provide chat rooms for their Gamecruiser site, the official Internet broadcast site for 13 of the nations'
                                           top college athletic programs, for listeners to chat
                                           during live broadcasts

Lifetime Television......................  An Internet site complementing Lifetime Television
                                           Networks for which we provide our community services for
                                           various shows and special events

The Lottery Channel......................  An Internet site for lottery players nationwide for which we provide chat for lottery players to discuss strategies and share winning stories

NetNoir..................................  An Internet site for the African American market for which we provide chat and special events production for
                                           featured guests

Religions and Spirituality...............  We provide our community services for users to explore world religions, spiritual traditions and exchange ideas

Riffage.com..............................  A music site for which we provide our community services

Sony Music...............................  A music site for which we provide our community services




Transformations..........................  An Internet site geared towards self help, support and recovery issues for which we provide our community
                                           services

UKMax.com................................  An Internet site focused on the United Kingdom for which we provide our community services

Virtual Communities......................  A geographically-oriented Web site, currently focused on
                                           Ireland and Jerusalem, for which we provide our
                                           community services

Women Online Worldwide...................  An Internet site geared towards celebrating the spirit of womankind for which we provide chat on a variety of
                                           women-related topics

Zapa Digital Arts........................  An Internet site which provides our users with tools and accessories for home page creation


Consumer Community Service

   We believe that quality community services must be planned and proactively managed. In order to accomplish this, we provide active role models through our network of trained community leaders and moderators. In addition, we produce a variety of programming through our live events, topical categories and themed communities, all within the established culture, tone and standards of our community.

Our Moderator Network

   A key element of our programming is our network of over 2,000 trained community leaders and moderators who work together to enhance our culture. The moderators range in age from 14 to 77 and are located all over the United States and in multiple countries around the world. Our moderators supervise chats as well as our message boards, home pages and audience content. These leaders and moderators facilitate interaction in our communities by using proprietary tools to draw users into conversation and encourage them to express their ideas. Our moderator network is essentially a community in itself, with a centralized set of goals, guiding principles and management. Community leaders and moderators become well acquainted with one another and this camaraderie helps to form a strong foundation of goodwill and high-spirited commitment.

   City Standards Advisors. Our city standards advisors form a separate group within the moderator network. These individuals are our response-based standards maintenance team, handling behavior problems, such as profanity or obscenity, and answering calls from users who believe that standards violations are occurring in their chat rooms or in one-on-one conversations with other users. City standards advisors have the power to remove participants from our actual servers, as opposed to leaders or moderators who can only remove offenders from the respective chat rooms which they are supervising or moderating at the time. At least one city standard advisor is on duty on our service at all times. At peak times, there are typically six city standards advisors to ensure our clean well lighted community is maintained.

   Recruitment. Our current network of moderators serves as our primary recruiter for new community leaders and moderators. Our community leaders and moderators are continually seeking good conversationalists and articulate users on our service. They frequently post notices and, in many cases, approach promising candidates to direct them to a Web site to learn about and potentially apply for a community leader or moderator position. This recruiting provides us with a steady stream of potential new community leaders and moderators to our training program. There are currently thousands of people on the waiting list to join our moderator network.

   Training and Quality Assurance. Our training consists of online training sessions and an on-the-job apprenticeship within our community. Candidates participate in a five session series of two hour classes held in chat rooms. These training sessions focus on the principles and mechanics of moderating and the maintaining of our behavior standards. Four teams of three trainers each run the ongoing training program. Candidates who complete the program are provided with an ongoing mentor to provide further guidance as necessary. A quality assurance team systematically reviews the performance of our leaders and moderators. In addition, most of our themed communities hold regular meetings to discuss such issues as new chat topics requested by users, behavioral or cultural challenges or moderator policy revisions.

   Volunteers. Most people volunteer as trained community leaders or moderators because they enjoy being moderators. They like chatting with people and often have a personality that enjoys helping others, welcoming them and providing a pleasant context for conversation. They may also enjoy the recognition they receive in a community leadership position. Often they are passionately committed to some interest or issue, such as crafts or health, and enjoy being in a position to share their expertise or interest with others. Volunteers do not receive any compensation or incentives, financial or otherwise.

   Compensation. Over 300 of our approximately 2,000 trained community leaders and moderators are compensated for their services. The remainder are volunteers. Compensated leaders and moderators sign an independent contractor agreement with us which includes a full nondisclosure agreement. These agreements are terminable by either party upon 30 days' prior written notice. Our compensated trained community leaders and moderators are either paid per hour or receive a flat fee per month depending upon whether such leaders or moderators oversee an entire themed community.

Programming

   We provide our community with an extensive series of live events, 20 topical categories and over 50 themed communities as described below.

   Live Events. We operate one of the most extensive series of live events on the Internet, attended by audiences ranging in size from several dozen people to many thousands. The following are examples of high-traffic events which we produced or co-produced with our network participants and clients in 1999:

   Nick Carter of the Backstreet Boys                    GRAMMY awards (NARA and IBM)
   (Zoog Disney)                                         John McCain, Al Gore, Hillary Clinton (iVillage)
   Eric von Detten (actor)  (ABC)                        Premier of "The 60s" (NBC.com)
   Britney Spears (Zoog Disney)                          Mark McGwire and Howard Schultz (Starbucks)
   Hanson (ZoogDisney)                                   Liam Neeson (LucasFilm)
   Susan Lucci--(ABC)                                    Garth Brooks (NBC)
   Christina Aguilera (Zoog Disney)

Topical Categories.   Our 20 topical categories and over 50 themed communities
all offer moderated chats, message boards, home pages, special events production and discussion groups. The topical categories may include professional editorial content or graphical presentation, or they may be co-produced with our network participants. Our topical categories are organized as follows:

Ages: 20s to Seniors                   Computing and Technology            Movies, TV and Radio
Numerous chat rooms based              ComputerTalk                        Movie City
on particular ages (20s, 30s, 40s)     MacTalk                             TV Forum
Senior-Citizens                        New2Internet                        NBC.com
                                       New2TalkCity                        NBC Interactive Neighborhoods
Art and Books                          New2WebTV
Art City                                                                   Music
Books Forum                            Ethnic and Lifestyle                @Music
Science Fiction                        LifeStyles
                                       Hispanic Online                     News and Sports
Auto                                   Latino Chat                         News Talk
AutoOnRamp                             NetNoir                             TCSports
                                       Trefpunt                            Sailing Forum
Business Finance                       Deutschland
Business City Center                   Israeli Cafe                        Romance and Social
                                                                           City Pub
Cities and Travel                      Games                               Courtship Corner
Canada                                 Fantasy Forum                       Talk City Personals
Women Together                         Games Galore                        Town Talk
Cox Interactive Media sites
India                                  Health and Wellness                 Spirituality
Local                                  Transformations                     Jesus Cafe
Travel Forum                           Wellness Forum                      Religions and Spiritualities
Europe International
                                       Home and Family                     Teen
Collectibles and Hobbies               Animal Forum                        The InSite
Collectibles                           EduCenter                           CosmoGIRL!
Hobbies                                Hobbies                             Teen Talk
                                       Parent Center                       TNBC MaxChat
College                                Hearst New Media &                  Youth Online
College Connection                     Technology sites
                                       Science Visions                     Women
                                                                           Women Together
                                       Kids                                Women Online Worldwide
                                       KidszKorner

   In addition, our community provides programming in multiple languages, including English, Filipino, French, German, several dialects of Hindi, Italian, Spanish and Vietnamese. We believe the global nature of our programming creates an around-the-clock friendly environment and a diversity of subject matter which further increases its value and interest to the entire audience.

 Applications and Features

   We offer a wide range of applications and features through which our users interact and our programming is created. These include:

 .  chat--primarily text chat;
 .  group tools--allowing people to invite friends and family into a virtual club with shared chat, message boards, calendars;
 .  audio chat--the user's words are heard aloud by other users;

 .  avatar--graphical figures or characters on the computer screen are used to represent the participating users;
 .  instant messaging--private chats between users;
 . auditoriums--large scale chat events that can handle thousands of users simultaneously and provide for a more structured question and answer format than a standard chat room;
 .  message boards--topical areas of the service in which a user can display a text message on the screen for others to read;
 .  home pages--personalized Web sites created by users within our themed communities;
 .  polls;
 .  email;
 .  search; and
 . calendars--features over 3,000 events and activities on our service each month and serves as an important programming tool for our users.

 Established Culture

   Our programming and services are offered within our clean well lighted environment which is focused on positive and respectful behavior between people and intended to create a friendly and welcoming environment for family-oriented audiences. As new users come to our service, they participate in the moderated or supervised areas and see and learn the positive culture and behavior standards from our trained community leaders and moderators. We believe that when users have become familiar with the culture of our service, they tend to maintain that culture even when participating in unmoderated, but supervised, areas of our community.

Sales And Marketing

Sales

   We concentrate our sales efforts on, and derive our revenues from, our business services and advertising and sponsorships.

   Business Services.   Sales of our business services are generated by our
internal sales force. Our business services are generally part of the client's corporate strategy and are often incorporated into the client's primary business plan. As a result, we generally work with the senior management of our business clients and their agencies who possess broad budget authority rather than media buyers within the organization. This results in a close strategic working relationship between us and the client and enhances the prospects for long-term account relationships and repeat revenues.

   Sponsorships and Advertising.   We believe our clean well lighted community
and loyal, mainstream audience presents attractive opportunities to our sponsors and advertisers. Our sales force works with our sponsors and advertisers to provide them with information on our users' demographics and interests so that the efforts of our advertising clients are aligned with the topical area or community of their choice. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions and the integration of advertising with content. Our sponsorship and advertising clients enter into short-term agreements pursuant to which they generally receive a guaranteed number of impressions. On a limited basis, we also utilize a third-party service to sell advertising on our Web sites.

Marketing

  We employ targeted marketing activities primarily to build recognition for our business services offerings and increase advertising and sponsorship opportunities, but also to leverage our users' loyalty and strong usage pattern to cost-effectively increase user traffic and usage on our consumer network.

  Business Services Testimonial and Brand Awareness Promotion. We aggressively promote our business services offerings through national advertising in major business print and broadcast media. This campaign, called the "We Helped" campaign, focuses on highlighting our business clients success stories, such as with Hewlett-Packard, Kemper Funds and Kraft Foods. Our direct mail activity also focuses on educating the marketplace about our capabilities through our success story examples. These promotions drive traffic to our interactive Web site, www.business.talkcity.com, which offers potential clients online
      -------------------------
demonstrations and explanations of our capabilities.

  Traditional Marketing.   Our traditional marketing programs include a mixture
of television, magazine and newspaper media, direct mail and participation in and sponsorship of Internet trade shows and advertising associations. Our advertisements are published in selected magazines owned by Hearst, such as Cosmopolitan and Good Housekeeping. In addition, NBC provided us with advertising on their television network. Both Hearst and NBC provide us the flexibility to specifically target advertisements to television shows or magazines attractive to our users.

  The Hearst and NBC advertising is currently paid for through noncash in-kind investments. In total, this in-kind program includes $7.2 million of television commercials and print advertisements valued at rates discounted from the rate card to be incurred from 1998 through 2001.

  Network Participant Co-Branding and Ingredient Branding.   "Branding"
describes the process by which our community services are offered on our network participants' Web sites in exchange for featured co-branding or ingredient branding of the Talk City brand name on the Internet and in traditional media forums. For example, when an NBC.com user clicks on "NBC Talk City," the user is instantly presented with an NBC co-branded view of www.talkcity.com. While this co-branded site focuses on NBC-specific programming, such as a chat about its sitcom "Friends," the NBC.com user has access to our community and programming as well.

  Viral Community Growth.   To date, the majority of our user base growth has
resulted from word-of-mouth recommendations within our community. This greatly reduces our cost of new customer acquisition, allowing us to focus our marketing efforts directly on revenue-producing activities. We extend this marketplace advantage by making it easy for users to invite friends and family to join them on the service, through group tools functionality, or friend-finder functionality, among others activities.

Operating Infrastructure

  Our operating infrastructure has been designed and implemented to support the delivery of millions of page views per day. Web pages are generated and delivered, in response to end-users requests, by any one of over 140 Web and applications servers. Key attributes of this infrastructure include the ability to support growth, performance and service availability.

  Our servers run on the Sun Solaris and Microsoft NT operating systems and use Netscape Enterprise and Apache server software. We also use NetApp file servers for personal home pages and a variety of Web-based applications software to provide our services. In addition, we contract with CommTouch, Inc. to provide HTML-based email, One&Only Network to provide personals, TelePost to provide online conferencing services, and MyPoints to provide affinity rewards programs. We have developed a variety of proprietary software, including tools for event production and community moderating, chat proxy servers, template systems to support dynamic pages and monitoring and reporting systems.

  We maintain all of our production servers at the Sunnyvale, California facility of Frontier Global Center. Our operations are dependent upon Frontier Global Center's ability to protect its systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins and other similar events.

  Our data is copied to backup tapes on a nightly basis. We keep all of our production servers behind firewalls for security purposes and do not allow outside access, at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed. Computer security response team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities.

  Our Web sites must accommodate a high volume of traffic and deliver frequently updated information. Components of our Web sites have in the past suffered outages or experienced slower response times because of equipment or software downtime.

Competition

  The market for business services, users and Internet advertising is new and rapidly evolving, and competition across all these areas is intense and is expected to increase significantly in the future. With no substantial barriers to entry, we expect that competition will intensify.

  We believe that the primary competitive factors in creating communities on the Internet and business services are:

 . the degree of quality and structure in the environment;
 . functionality;
 . brand recognition;
 . user affinity and loyalty;
 . demographic focus;
 . variety of value-added services;
 . ease-of-use;
 . quality of service and of the production process; and . reliability and critical mass.

  We compete with numerous companies or sites that are primarily focused on business services, including companies that provide:

 . similar services on the Internet, such as Yahoo for live events production, Well Engaged, Koz, and Participate.com for customized communities and many smaller companies that provide online market research and event services;
 . software for businesses to implement business services in-house, such as
  Microsoft, IBM/Lotus, Netscape and iChat/Accuity; and . similar solutions by non-online methods, such as market research firms, trade show firms and event production firms.

  None of these companies are currently dominant in the business services area.

  In the consumer community area, we also compete with numerous companies, none of which are currently dominant. These competitors include Delphi, theglobe.com, Yahoo, Xoom, Homestead.com, WBS.net, Angelfire, Fortune City, iVillage, Tripod and Third Age. We expect the number of our competitors in the consumer community area to continue to increase as the barriers to entry in this area are low.

  Other consumer community competitors include:

 . community components of portals and search engine sites, Internet access sites and general purpose online services, such as America Online, the Microsoft Network, Yahoo!, Excite@Home, Infoseek, Lycos and Earthlink; and
 . online event guide sites and the online event guide components of search engines such as Yahoo! and America Online.

  We will likely also face competition in the future from developers of Web directories, search engine providers, shareware archives, content sites, commercial online services, sites maintained by Internet service providers and other entities that establish or attempt to establish communities on the Internet by developing their own communities or purchasing one of our competitors.

  In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS, Fox and NBC, have recently made significant acquisitions of, or investments in, Internet companies. Further, our competitors and potential competitors may develop interactive business services or communities that are equal or superior to ours, or that achieve greater market acceptance than our business services and community.

  We also compete with traditional forms of media such as newspapers, magazines, radio and television for advertisers and advertising revenues. We believe that the principal competitive factors in attracting advertisers to our Web sites include:

 . our brand visibility;
 . the high usage per user on our sites;
 . the amount of traffic on our Web sites;
 . the quality of the culture and environment of our Web sites;
 . the demographics of our users;
 . our ability to offer targeted audiences; and . the overall cost-effectiveness of the advertising medium we offer.

  We believe that the number of Internet companies relying on business services, Web-based advertising and ecommerce revenues will increase greatly in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on our advertising rates which could in turn harm our business.

  Many of our current and potential competitors, including developers of Web directories and search engines, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do. These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, companies, advertisers and third-party content providers. Internet content providers and Internet service providers, including developers of Web directories, search engines, sites that offer professional editorial content and commercial online services, may be perceived by advertisers as having more desirable Web sites for placement of advertisements.

  In addition, many of our current advertising customers and network participants also have established collaborative relationships with certain of our competitors or potential competitors and other high-traffic Web sites or offer services that are or might become competitive to our services. As a result, any of the following could occur:

 . we may be unable to increase the number of our users, business clients or advertisers at historical levels;
 . we may be unable to retain our current users, business clients or advertiser customers;
 . competitors may experience greater growth in traffic or business clients than we do as a result of these relationships which could have the effect of making their Web sites or services more attractive to advertisers; or
 . our network participants may sever or elect not to renew their agreements with us.

  We may be unable to compete successfully against current or future competitors and competitive pressures may cause our business to suffer.

Intellectual Property, Proprietary Rights And Domain Names

  We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, clients, independent contractors, network participants and others to protect our proprietary rights. We strategically pursue the registration of trademarks and service marks in the United States, and have applied for and obtained registration in the United States for "Talk City" and "LiveWorld." We have also applied for U.S. trademark registration of "OnNow." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

  We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licensees, licensees may take actions that might harm the value of our proprietary rights or reputation. The steps taken by us to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us.

  We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees. These claims, even if without merit, could cause us to expend significant financial and managerial resources. Further, if these claims are successful, we may be required to change our trademarks, alter our content and pay financial damages, any of which could harm our business.

  We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all and rights granted under any licenses may not be valid and enforceable.

Employees

   As of December 31, 1999, we had a total of 197 employees, all of whom were located in the United States. Of the total, 123 were engaged in product development and programming, 53 in sales and marketing and 21 in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

   The executive officers of the Company and certain information about them are as follows:

                  Name                              Age                                 Position
----------------------------------------      -------------      ---------------------------------------------------
Peter H. Friedman                                    44             Chairman of the Board and Chief Executive
                                                                    Officer

V. David Watkins                                     43             President and Chief Operating Officer

Jeffrey Snetiker                                     51             Senior Vice President, Chief Financial and
                                                                    Administrative Officer

Jenna Woodul                                         51             Senior Vice President of Community

Patricia Griffith                                    48             Vice President of Sales

Chris N. Christensen                                 39             Vice President of Engineering and Operations

Christopher J. Escher                                41             Vice President of Marketing


   Peter H. Friedman has served as our Chairman of the Board, President and Chief Executive Officer since he co-founded our company in March 1996. From 1984 to February 1996, Mr. Friedman worked at Apple Computer, Inc., where he served as Vice President and General Manager of Apple's Internet/Online business unit. In this role, Mr. Friedman oversaw the launch and growth of eWorld, Apple's consumer online Internet-based service, managed and grew Apple's AppleLink business services and a series of Internet-based services such as Salon and Youth Central. Mr. Friedman also held various senior roles in marketing at Apple. Mr. Friedman received an M.B.A. degree from the Harvard Business School and a B.A. degree from Brown University.

   V. David Watkins has served as our President and Chief Operating since December 1999. From March 1999 to November 1999, Mr. Watkins served as the President of Diamond Multimedia, Inc.'s RioPort.com Division. Mr. Watkins and his team successfully identified a new market opportunity for MP3 audio on the Internet. From April 1996 to February 1999, Mr. Watkins served as Vice President of the Multimedia Division for Diamond Multimedia, Inc. and was chartered to oversee the management of the audio and core graphics product lines. From June 1995 to March 1996, Mr. Watkins served as Executive Vice President of Catapult Entertainment, a company specializing in networked consumer entertainment game play. From June 1989 to May 1995, Mr. Watkins held various executive positions for Borland International including Vice President of Worldwide Marketing and Technical Support and Vice President and General Manager of the dBase and Paradox Business Groups. From June 1986 to May 1989, Mr. Watkins was a Vice President at Symantec Corporation. Mr. Watkins received a M.B.A. degree from Stanford University and a B.A. degree in Economics from Connecticut College.

   Jeffrey Snetiker has served as our Senior Vice President, Chief Financial and Administrative Officer since March 1999. From October 1996 to February 1999, Mr. Snetiker was Principal Consultant of Executive Business Advisory, a consulting company. From January 1995 to September 1996, Mr. Snetiker served as Senior Vice President, Finance and Administration of United Paramount Network, a television broadcast network. From October 1985 to November 1993, Mr. Snetiker held various executive positions for Reeves Entertainment, a television production and distribution company, including Executive Vice President, Chief Financial and Administrative Officer from January 1990 to November 1993, Senior Vice President, Finance and Administration from January 1989 to December 1989 and Vice President, Finance and Administration from October 1985 to December 1988. From January 1983 to September 1985, Mr. Snetiker was Vice President and Controller of Group W Productions, a subsidiary of Westinghouse Broadcasting & Cable. Mr. Snetiker received a B.S. degree in Accounting from C.W. Post College of Long Island University.

   Jenna Woodul has served as our Senior Vice President of Community since she co-founded our company in March 1996. From January 1993 to March 1996, Ms. Woodul cultivated the online community for Apple's eWorld, where she directed the Community Center. Ms. Woodul worked at Apple from 1984 to 1988 in the area of Apple's business communications service, AppleLink, as a core member of the team which developed the community-oriented AppleLink Personal Edition, which later became America Online. Ms. Woodul received an M.A. degree from the University of New Mexico and a B.A. degree from Vassar College.

   Patricia Griffith has served as our Vice President of Sales since January 1998. From July 1997 to January 1998, Ms. Griffith served as our Director of Western Sales. Ms. Griffith joined our company from Women.com where she served as Vice President of Sales from January 1996 to July 1997. At Women.com, Ms. Griffith was responsible for developing the advertising strategies and programs that launched a successful advertising model for Women's Wire. From October 1986 to December 1995, Ms. Griffith worked for Harte Hanks Communications, a marketing company, where she served as Senior Accountant Executive for Major/National Accounts. Ms. Griffith received a B.A. degree in History and a B.A. degree in Anthropology from the University of California, Santa Barbara.

   Chris N. Christensen has served as our Vice President of Engineering and Operations since May 1996. From May 1993 to May 1996, Mr. Christensen served as the Engineering Manager for Apple's Online Services division. Mr. Christensen managed the Macintosh and Windows clients for Apple's eWorld online service. He also wrote the email application for the Newton and worked on the QuickTime plug-in for Macintosh. Prior to his experience at Apple, Mr. Christensen worked at Hewlett Packard for five years. Mr. Christensen received an M.E. degree and a B.S. degree from Rensselaer Polytechnic Institute.

   Christopher J. Escher has served as our Vice President of Marketing since August 1997. From February 1997 to August 1997, Mr. Escher served as the managing director of the Palo Alto, California office of Cunningham Communication, Inc., a marketing communication firm specializing in high technology concerns. At Cunningham, Mr. Escher led the Cisco Systems account, among others. From October 1984 to February 1997, Mr. Escher worked at Apple in a variety of marketing and communications roles, from Online Services Marketing Director to Public Relations Director and Creative Director. He culminated his career at Apple in 1997 as Vice President, Corporate Communications. Mr. Escher received a B.A. degree in British Studies from Stanford University.

Risk Factors That May Affect Results of Operations and Financial Condition


We have incurred losses since inception and we may be unable to achieve profitability or generate positive cash flow

   We incurred net losses of $40.1 million in 1999, $15.7 million in 1998, $6.4 million in 1997 and $1.3 million in 1996, and we may be unable to achieve profitability in the future. If we continue to incur net losses in future periods, we may be unable to achieve one or more key elements of our strategy, including the following:

 .  increase the number and functionality of our business service offerings;
 .  increase the number of business services personnel;
 .  increase our sales and marketing activities, including increasing the number of our sales personnel;
 .  expand our content and community offerings for our consumers;
 .  expand our moderator network; or
 .  introduce additional e-commerce services.

   We expect to continue to incur significant operating expenditures, as well as noncash advertising and promotional charges, and as a result we will need to generate significant revenues to achieve and maintain profitability. As of December 31, 1999, we had an accumulated deficit of approximately $63.5 million, including noncash advertising and promotional charges of $14.1 million. We may not achieve profitability if our revenues increase more slowly than we expect, or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline.

Fluctuations in our quarterly operating results may cause our stock price to decline

   It is likely that our operating results in one or more future quarters may be below the expectations of our investors, and as a result the price of our common stock could decline. We have historically experienced fluctuating quarterly operating results. Our net loss for the quarter ended June 30,1999 decreased from $15 million to $8.8 million for the quarter ended September 30, 1999. However, our net loss increased from $8.8 million as of September 30, 1999 to $9.4 million as of December 31, 1999. We expect that our quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

 .  our dependence on increased business services and advertising and sponsorship revenues;
 .  expansion of our sales force;
 .  the length of our sales cycle, particularly our business services sales cycle;
 .  our ability to increase our audience of loyal, engaged users;
 .  management of growth; and
 . potential technical difficulties or system down time affecting the Internet generally or us specifically.

   These factors are described in more detail in the risk factors described below. Many of these factors are beyond our control.

Our revenue model is new and unproven and we must continue to generate and develop multiple revenue streams

   The success of our revenue model will depend on our ability to generate multiple revenue streams through our community network, particularly with our business services clients. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, business clients and advertisers. Our inability to generate multiple revenue streams may cause our accumulated deficit to increase and could result in our inability to achieve profitability.

Our growth will depend on our ability to increase our business services revenues

   We derive a substantial portion of our revenues from the sale of business services and we expect to continue to rely on these revenues for the foreseeable future. If we do not continue to develop business services revenues, our revenues may not meet our expectations or may decline and we will need to revise our revenue model to reflect this. Business services represented 12% of our total revenues in 1997, 36% of our total revenues in 1998 and 33% of our total revenues in 1999. Our growth and future success will depend on our ability to increase the number of our business services clients, expand our business services offerings, effectively implement these services and increase the average revenue per project and per client. Our ability to generate significant business services revenues will also depend, in part, on our ability to create new business services offerings without diluting the value of our existing programs. We have only recently hired many of our business services sales personnel, including our Vice President of Business Services, in order to expand and develop our business services.

Our growth will depend upon the acceptance of the Internet as an attractive medium for our business services clients

   Our current and potential business clients must accept the Internet as an attractive and sustainable substitute medium for the traditional methods to which they are accustomed. The market for business services may not continue to develop and may not be sustainable. The Internet as a business services solution has not been available for a sufficient period of time for us to gauge its effectiveness as compared with traditional methods, such as trade shows, phone and mail surveys and video conferencing.

We have recently launched our marketing campaign to increase awareness of our business services offerings, with no guarantee of success, which could decrease our results of operations.

   We recently began our "We Helped" marketing campaign to increase the industry's awareness of our business services offerings. If this campaign does not increase awareness or generate sales of our business services at the level we anticipate, or at all, our limited sales and marketing resources will have been expended with no increase in our revenues, which could decrease our results of operations. In addition, if our campaign is not successful, our sales and marketing personnel will have been diverted and focused on this failed campaign when they could have been focused on other activities, such as sales and marketing efforts towards our advertisers and sponsors or network participants.

We rely heavily on advertising and sponsorship revenues, and if our advertising and sponsorship revenues decline due to lack of acceptance of the Internet as an advertising medium, our business will not grow or will decrease

   We currently derive a substantial portion of our revenues from sponsorships and advertising. Advertising and sponsorship revenue represented 88% of our total revenues in 1997, 64% of our total revenues in 1998 and 67% of our total revenues in 1999. As a result, our success is highly dependent on the increased use of the Internet as an advertising medium. Our business will not grow or will decrease if the market for Internet advertising fails to develop or develops slower than expected. Most of our current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for advertising is subject to a high level of uncertainty. No standards are widely accepted to measure the effectiveness of Internet advertising. If these standards do not develop, existing sponsors or advertisers may not continue their current level of Internet-based programming, and sponsors or advertisers who are not currently advertising on the Internet may be reluctant to do so.

If we do not provide our advertisers with the guaranteed number of impressions required by our contracts with them, our reputation would be harmed and our advertising inventory would be decreased

   The terms of our advertising contracts generally range from one week to twelve months. Our advertising contracts guarantee the advertiser a minimum number of impressions, or times that an advertisement is seen by users of our sites. If minimum impression levels are not achieved for any reason, we may be required to provide additional impressions after the contract term which could reduce the availability of advertising inventory for our other current and potential advertisers. Continued inability to deliver the guaranteed number of impressions to our advertisers would hurt our reputation and could cause our current as well as potential advertisers to not advertise on our sites. If minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until guaranteed impression levels are achieved.

We rely on our network participants for user volume and increased revenues

   Our network participants currently drive approximately 58% of the volume of our sites, which is defined as the number of Internet page views or Internet advertisement views seen by our users. The volume is considered to be ''driven'' by the network participant if the user comes to our sites via the participant's site. If we were to terminate or otherwise lose the benefit of all of our network participant contracts, we would risk losing as much as 58% of our volume. Our network participant contracts typically have terms of six months to three years each.

   In addition, we sell advertisements based on the volume of our sites, including volume provided by our network participants. Of our total advertising and sponsorship revenues for the year ended December 31, 1999, approximately 40% were generated through advertisements that ran based on volume provided by our network participants. If we were to terminate or otherwise lose the benefit of all of our network participant contracts, we could lose as much as 40% of our advertising and sponsorship revenues. We would need to replace these revenues with increased revenues from our business services. For the year ended December 31, 1999, none of our network participants individually drove volume responsible for more than 7% of our advertising and sponsorship revenues, except WebTV Network which was responsible for approximately 28% of our advertising and sponsorship revenues for the year.

We rely on WebTV Network for a substantial amount of our volume and revenues, and if our contract with WebTV Network were not renewed or terminated, we would need to replace this volume and revenues through other sources

   We have a two-year contract with WebTV Network which runs through July 2000. If this contract were to be terminated or not renewed, we could lose as much as 41% of our volume. We would need to replace this volume with volume from our other network participants, through the growth of our sites or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. In addition, if we were unable to replace this volume, we would also be unable to replace the 28% of our advertising and sponsorship revenues generated by WebTV Network. For the year ended 1999, WebTV Network was responsible for approximately 41% of our volume.

We recently acquired Research Connections, Inc. ("RCI") and if we are not successful in integrating RCI's operations with ours, our revenue and operating results could decline

   Our recent acquisition of Research Connections, Inc., an online market research company, will only be successful if we are able to integrate its operations with ours, which could substantially divert attention from the day-to-day operations of the combined company. The diversion of the attention of management, especially our Vice President of Business Services and other key business services sales personnel, and any difficulties encountered in the transition process could cause the revenues and operating results of the combined company to decline. We must successfully integrate RCI's services offerings, specifically online market research, with ours.

   In addition, integrating personnel with disparate business backgrounds and corporate cultures may be difficult. Further, this integration must occur at a time when we are significantly increasing our focus and sales and marketing efforts on our business services, including online market research sales. The sales personnel of RCI must effectively work with our personnel for this to be successful. It is possible that neither we nor RCI will retain key management and sales personnel.

   The acquisition of RCI could also cause our business clients or clients of RCI to be uncertain about our ability to support the combined company's services and the direction of the combined company's development efforts. This may result in the delay or cancellation of orders, a significant decrease in our business services revenues and limit our ability to implement our business strategy.

We recently invested in SocialNet, Inc. and our investment could be at risk if SocialNet, Inc. does not grow as expected, or at all

   In December 1999, we invested $3 million in SocialNet, Inc. ("SocialNet"), an online relationships company, in return for 1,554,404 shares of Series C Preferred Stock of SocialNet which represents approximately 7.6% of SocialNet's outstanding shares. The price per share for the Series C Preferred Stock was $1.93.

   Our investment in this start-up company is at risk if SocialNet does not grow at the level we anticipate or at all. In addition, the benefits to us, including enhancing our demographic targeting, may not be realized if SocialNet fails to perform as we expect or achieve its business strategy. Many of these factors are out of our control.

Our uncertain sales cycle may cause us to incur substantial expenses and expend management time without generating the corresponding revenues which would reduce our cash flow

   Our sales cycle, particularly with our business clients, is generally lengthy and uncertain. During the sales cycle, we may expend substantial funds and management resources without generating corresponding revenues. The time between the date of our initial contact with a potential client and the execution of a contract with that potential client typically ranges from a few weeks for smaller agreements to several months for larger agreements. Our sales cycle is also subject to delays as a result of factors over which we have little or no control, including the following:

 .  budgetary constraints;
 .  internal acceptance reviews;
 .  the success and continued internal support of advertisers', business services clients' and network participants' own development efforts; and . the possibility of cancellation or delay of projects by advertisers, business services clients or network participants.

   The length and uncertainty of our sales cycle also may harm our billing and collection efforts. The length of the sales cycle prevents us from rendering our services on a more accelerated basis, which slows our cash flow and reduces our ability to fund the expenditures we incur during the sales cycle.

We depend on our users for content, promotion and sustaining an engaged audience, and if our users become dissatisfied or do not become engaged with our service, we would need to increase our expenditures for these activities

   We depend largely on our users for content, word-of-mouth promotion and for sustaining an involved audience for our advertisers and, to a lesser extent, our business clients. If our users become dissatisfied or do not become engaged with our service, they will not generate significant content or promote our site and we will have to increase the expenditure of our own resources for these activities. In addition, dissatisfied or disengaged users would not continue to attract other users to our site. Loss of our users and failure to increase our number of engaged users would hurt our efforts to generate increased revenues. Our users may become dissatisfied with our service as a result of the increased focus on commercialization of our services due to their continued exposure to advertising or ecommerce activities on our sites or the use of their information for commercial purposes. Our users may also become dissatisfied with our service if we do not maintain our structured environment, if we experience system failures or we do not continually upgrade our software functionality. In addition, users may visit our community for a single event, such as a live event regarding the Grammy Awards, or to explore our community and not return.

We depend on our trained community leaders and moderators to engage our users and maintain our structured and moderated programming

   We depend on our network of trained community leaders and moderators, which consisted of over 2,000 individuals as of December 31, 1999, to draw our users into our community and maintain our structured and moderated programming. Most of our trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a community leadership position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, our trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of our trained community leaders and moderators, or loss of our ability to attract these individuals to our service, would cause us to implement new programs to engage our users and maintain our structured environment. The implementation of these new programs would cause us to expend unexpected management time and resources which would increase our operating expenses.

Maintaining and promoting our brand identity is a critical aspect of maintaining and expanding our user base, business clients and the number of our network participants

   We intend to continue our financial commitment to the maintenance and promotion of our brand loyalty through advertising campaigns in several forms of media, including television, print and billboards. These campaigns may not successfully enhance our brand, and we may incur excessive expenses in connection with our efforts to promote and maintain our brand without generating a corresponding increase in revenues, which would contribute to our not achieving profitability. We spent approximately $7.4 million in 1998 and $11.4 million in 1999 on these activities. We expect to spend over $7.8 million in fiscal year 2000, consisting of a combination of cash and noncash in-kind advertising. The amounts include co-branding, ingredient branding, where the Talk City brand receives a less prominent position than the brand, usually as an ingredient of the overall service offered, such as ''chat powered by Talk City,'' and other marketing activities with our network. These other marketing activities will consist of activities in which we work with our network participants to promote the services in a way which highlights both brands' involvement in the services offered.

   Promotion and enhancement of our brand also will depend, in part, on our ability to continue to provide a clean, well lighted community experience. The value of our brand could diminish if businesses, users, network participants and advertisers do not perceive the www.business.talkcity.com business experience or
                                -------------------------
www.talkcity.com community experience to be of high quality or if we introduce
----------------
new services or enter into new business ventures that are not well received.

We are growing rapidly and must effectively manage and support our growth in order for our business strategy to succeed

   We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Managing and sustaining our growth will place significant demands on management as well as on our administrative, operational and financial systems and controls. If we are unable to do this effectively, we would have to divert resources, such as management time, away from the continued growth of our business and implementation of our business strategy. We had 56 employees as of December 31, 1998 compared to 197 employees as of December 31, 1999. We anticipate further significant increases in the number of our employees, especially in our sales and engineering departments in order to take full advantage of our relationships with Cox, Hearst and NBC, as well as to increase the sales of our business services offerings. This rapid growth caused us to outgrow our previous office facilities sooner than we expected. Accordingly, we recently relocated our corporate headquarters to a 56,000 square foot facility in Campbell, CA.

Our Chief Executive Officer and Senior Vice President of Community are critical to our business and they may not remain with us in the future

   Our future success will depend to a significant extent on the continued services of Peter Friedman, our Chairman of the Board and Chief Executive Officer, and Jenna Woodul, our Senior Vice President of Community. The loss of the services of Mr. Friedman or Ms. Woodul could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm our reputation as our business clients, advertisers and network participants could become concerned about our future operations. We do not have long-term employment agreements with Mr. Friedman or Ms. Woodul and we do not maintain any key person life insurance policies.

We must continually attract and retain our sales, technical, marketing and other personnel or we will be unable to execute our business strategy

   Our future success also will depend on our ability to attract, retain and motivate additional highly skilled sales personnel, especially business services sales personnel, technical, managerial, marketing and customer support personnel. Competition for these people is intense, especially in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled and qualified employees.

We may be unable to consummate future potential acquisitions or investments or successfully integrate them with our business which would slow our growth strategy

   As part of our continued strategy to expand the range of our community applications and features, to acquire additional community audiences and to expand our business services products, we may acquire, or make investments in, additional complementary businesses, technologies, services or products if appropriate opportunities arise in the future. We may be unable to identify additional suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, we may be unable to consummate future acquisitions or investments, which could harm our growth strategy. If we do acquire a company or make other types of acquisitions in the future, we could have difficulty integrating the acquired products, personnel or technologies. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

Our paid moderators could be viewed as employees rather than independent contractors which could subject us to adverse tax and employee benefit consequences

   We treat our approximate 300 paid moderators as independent contractors. Our paid moderators sign independent contractor agreements and receive a flat monthly fee or are paid hourly. One or more jurisdictions may deem our paid moderators to be employees rather than independent contractors and seek to impose taxes, and any applicable interest and penalties, on us. The law regarding the distinction between independent contractors and employees is not entirely clear. We could be subject to substantial tax and employee benefit liabilities if it were ultimately determined that our paid moderators are actually employees.

Our volunteer community leaders could be viewed as employees, which would substantially increase our operating expenses

   If our volunteer community leaders, consisting of approximately 1,700 individuals, were viewed as employees, we could be subject to payment of back wages and other penalties and our operating expenses could substantially increase. Former volunteers of America Online, Inc. filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

System failures or slow downs would harm our reputation and thus reduce our attractiveness to our current and future business clients, users, network participants and advertisers

   System failures could harm our reputation and reduce our attractiveness to businesses, users, network participants and advertisers. Our ability to attract potential business clients, users, network participants and advertisers to promote our brand will depend significantly on the performance of our network infrastructure. In addition, a key element of our strategy is to generate a high level of user volume. An increase in the volume of user traffic could strain the capacity of our infrastructure, resulting in a slowing or outage of our services and reduced traffic to our Web sites. We may be unable to improve our technical infrastructure in relation to increased user volume. Our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems.

Our communications and other computer hardware operations are subject to disruptions which are out of our control and for which we may not have adequate insurance

   Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage our communications hardware and other computer hardware operations. These operations are located separate from our principal offices at Frontier Global Center facilities in Sunnyvale, California. In addition, computer viruses, electronic break-ins or other similar interruptions also could disrupt our Web sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Our business is largely dependent on the development and growth of the Internet, which may not grow, or if it does grow, may be unable to support the demands placed on it by this growth

   Our market is new and rapidly evolving. The use of our Web sites, which drives our volume and in turn our revenues, may not grow if Internet usage in general does not continue to grow. If Internet usage does continue to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth and its performance and reliability may decline. Varying factors could inhibit future growth in Internet usage, including:

 .  inadequate network infrastructure;
 .  security concerns;
 .  inconsistent quality of service; and
 .  unavailability of cost effective, high speed service.

   Many Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. Internet usage, as well as the usage of our Web sites, could decline or grow at a slower rate than expected if these outages or delays frequently occur in the future.

We must keep pace with rapid technological change and the intense competition of the Internet industry in order to succeed

   Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. To succeed, we will need to effectively integrate the various software programs and tools required to enhance and improve our product offerings and manage our business. Enhancements or new services or features must meet the requirements of our current and prospective users and must achieve significant market acceptance. Our success also will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

We may be liable for misappropriation by others of our users' personal or credit card information

   If third parties were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims.

We may be liable for our use or sale of our users' personal information

   We could be subject to liability claims by our users for misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. We currently use our users' personal information internally to determine how to improve our service, applications and features and to target our advertisements and communications. We also use this information externally to provide our advertisers with the demographics of our user base. We may, in the future, sell our user information on an aggregate, not individual, basis.

We may be subject to liability for products sold through our Web sites

   Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to expend significant time and money in litigation or to pay significant damages. To date, we have had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. We plan to develop a range of ecommerce opportunities, such as shopping events hosted by celebrity guests to promote particular products.

Internet security and concerns could hinder ecommerce

   The need to securely transmit confidential information over the Internet has been a significant barrier to ecommerce and communications over the Internet. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Our insurance policies carry coverage limits that may not be adequate to reimburse us for losses caused by security breaches. Any well publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information.

Changes in government regulation could limit our Internet activities or result in additional costs of doing business on the Internet

   Currently few laws or regulations exist that specifically regulate communications or commerce on the Internet, but we expect more stringent laws and regulations to be enacted due to the increasing popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit our user volume and increase our operating expenses. In addition, the application of existing laws to the Internet is uncertain, may take years to resolve and could expose us to substantial liability for which we might not be indemnified by the content providers or other third parties. Existing laws and regulations currently, and new laws and regulations are likely to, address a variety of issues, including the following:

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

If Internet service providers become regulated in a manner similar to long distance telephone carriers, Internet growth may grow at a slower pace which would cause our revenues to decrease

   If Internet growth slows due to proposals to regulate Internet service providers similar to long distance telephone carriers, our user volume and the demand for our business services would decline which would cause our revenues to decrease. Increased use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers, such as Pacific Bell, have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

We may be subject to liability for publishing or distributing content over the Internet

   We may be subject to claims relating to content that is published on or downloaded from our sites. We also could be subject to liability for content that is accessible from our Web sites through links to other Web sites or that is posted by members in chat rooms or bulletin boards. Although we carry general liability insurance, our insurance may not cover potential claims of this type, such as defamation or trademark infringement, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, would result in the diversion of our financial resources and management personnel.

Current and potential competitors could decrease our market share and harm our business

   Increases in the number of Web sites competing for the attention and spending of businesses, users and advertisers could result in price reductions, reduced margins or loss of market share, any of which could decrease our revenues, contribute to our not achieving profitability and hurt our reputation. The barriers to entry in the Internet services market are low and we expect the number of our competitors to continue to increase. Any company or individual can establish and maintain a Web site for minimal cost. We compete for business clients, users and advertisers with numerous companies, including the following:

 . online services or Web sites that produce business services, such as market research, customized communities or online events, including Well Engaged and broadcast.com, Inc.;

 . online services or Web sites with a focus on community services, such as America Online, GeoCities, Inc., a subsidiary of Yahoo! Inc., Tripod, Inc., a subsidiary of Lycos, Inc., Delphi, theglobe.com, Inc., Xoom Inc., Fortune City, Homestead.com, WBS.net and Angelfire;

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

   None of the above identified competitors are dominant in its respective area of operation.

We depend on third-party software to measure user demographics and for other related services and if this software does not function properly, we would need to purchase new software or write the software ourselves, each of which could cause a temporary disruption in our business

   If software we have purchased from third parties to perform our services does not function properly or is not updated, we would need to purchase new software from other third party providers. Even though the third-party software we currently use is easily replaced through multiple other third party providers, or by our writing the necessary software programs ourselves, each of these alternatives would require an unplanned increase in operating expenses and could cause a one to two month disruption in our business.

   It is important to advertisers that we accurately measure the demographics of our user base and the delivery of advertising impressions on our Web sites. Companies may choose not to advertise on our Web sites or may be less willing to pay the fees we intend to charge for advertising if they do not perceive our measurements to be reliable. We have purchased third-party software from Oracle Corporation and NetGravity, Inc. for these measurement services. We may be unable to accurately evaluate the demographic characteristics of our users if the third-party software does not function properly or is not enhanced to support our needs. Our ability to deliver our services to our users may also be harmed if other software we have purchased from third parties, such as Microsoft Exchange for real-time chat and Netscape Web for ad serving and management, is not reliable or does not function properly.

We are dependent on the trademark ''Talk City'' and if we could not use this mark, we would need to reimplement our Web site and re-build our brand identity

   We are dependent on the trademark ''Talk City.'' If we were prevented from using this trademark, we would need to reimplement our Web site and devise new hard copy materials, such as letterhead and merchandise. We would also need to re-build our brand identity with our business clients, users, network participants and advertisers. Our operating expenses would substantially increase if we had to re-build our brand identity or reimplement our Web site.

Possible infringement of our intellectual property rights by third parties could substantially increase our operating expenses

   Other parties may assert claims of infringement of intellectual property or other proprietary rights against us. These claims, even if without merit, could require us to expend significant financial and managerial resources. Further, if claims like this are successful, we may be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses. We also may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all and rights granted under any licenses may not be valid and enforceable. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees.

Our stock price has traded at or below the initial offering price and is likely to be extremely volatile as the market for Internet companies' stock has recently experienced extreme price and volume fluctuations

   The market price of our common stock has traded at or below the initial public offering price and may be extremely volatile as the market for Internet-related and technology companies has experienced extreme price and volume fluctuations in recent months. Despite the strong pattern of operating losses of

Internet-related companies, the market demand, valuation and trading prices of these companies has been high. At the same time, the share prices of these companies' stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Since our initial public offering, at times the market price of our common stock has traded at or below the initial offering price of $12.00 per
share.    If the price per share does not increase, our investors may incur a loss on their investment. Historically, we have experienced significant losses, which totaled $40.1 million and $15.7 million in 1999 and 1998, respectively. In addition, we have experienced fluctuations in our volume of users and usage patterns, which could lead to a further decrease, or to extreme volatility, of our stock price. We cannot assure you that our stock price will increase to trade at the same levels as other Internet stocks or that Internet stocks in general will sustain current market prices. Volatility in the market price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources.

Our stock price is extremely volatile due to broad market and industry factors beyond our control

   Our stock price is subject to wide fluctuations in response to a variety of factors, including factors beyond our control. These broad market and industry factors could harm the market price of our common stock, regardless of our performance. These factors include:

 .  actual or anticipated variations in our quarterly operating results;
 .  announcements of technological innovations or new programming by us or our competitors;
 .  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
 .  conditions or trends in the Internet and online services industries;
 .  changes in the market valuations of other Internet companies;
 . additions or departures of key personnel; and . sales of substantial amounts of our common stock or other securities in the open market.

   General political and economic conditions, such as recession or interest rate or currency rate fluctuations, also could harm the market price of our common stock.

If we raise additional capital through the issuance of new securities, existing shareholders will incur additional dilution

   If we raise additional capital through the issuance of new securities, our stockholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

Our undesignated preferred stock may inhibit potential acquisition bids for us, cause the market price for our common stock to fall and diminish the voting rights of the holders of our common stock

   If our board of directors issues preferred stock, potential acquirers may not make acquisition bids for us, our stock price may fall and the voting rights of existing stockholders may diminish as a result. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders.

We have anti-takeover defenses that could delay or prevent an acquisition of our company

   Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Item: 2  Properties

   Our principal administrative, sales, marketing, product development and programming facilities are located in Campbell, CA and consist of three separate facilities aggregating approximately 81,000 square feet of office space held under leases which expire in December 2002 and March 2009. As of December 31, 1999, we also lease sales office space elsewhere in the United States as follows: a 6,000 square foot facility in New York under a lease that expires in March 2004, a 4,000 square foot facility in Chicago under a lease that expires in August 2004, a 4,000 square foot facility in San Francisco under a lease that expires in June 2004 and a 1,000 square foot facility in Los Angeles under a lease that expires in October 2000.

Item: 3  Legal Proceedings

   We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings in the ordinary course of business.

Item: 4  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.


PART II

Item: 5  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   Talk City's Common Stock is traded on The Nasdaq National Market under the symbol "TCTY." The following table sets forth the range of the high and low closing sale prices by quarter as reported on the Nasdaq National Market since July 20, 1999, the date our Common Stock commenced public trading.


Fiscal year ended December 31, 1999:                                           High               Low
----------------------------------------------------------------------   ----------------   ----------------

Third Quarter (since July 20, 1999)                                           13 13/16              8 3/8
Fourth Quarter                                                                26 1/8                7 1/4

   On March 21, 2000, there were approximately 6,820 stockholders of record of the Talk City's common stock.

Dividends

   We have never paid cash dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on the Common Stock.

Recent Sales of Unregistered Securities

   The following table sets forth information regarding all securities of Talk City sold by the Company from January 1, 1999 to December 31, 1999. References to warrants below assume full exercise of warrants. Preferred Stock numbers are presented on an as-if converted to Common Stock basis.

Class of                                                  Title of           Number of          Aggregate          Form of
Purchasers                   Date of Sale                Securities          Securities         Purchase         Consideration
                                                                                                  Price
-----------------------------------------------------------------------------------------------------------------------------------
Officers, directors,    January 8, 1999 to        Exercise of options to        188,188      $   650,265   Cash and promissory
 employees and other    December 16, 1999         purchase Common Stock                                    notes
 eligible
 participants

2 investors             April 15, 1999            Issuance of Series D        1,350,000        5,400,000   In-kind advertising and
                                                  Preferred Stock                                          promotion

1 investor              April 15, 1999            Issuance of a warrant         266,667        2,250,000   In-kind advertising and
                                                  to purchase Series D                                     promotion
                                                  Preferred Stock;
                                                  exercisable for cash or
                                                  pursuant to a net
                                                  exercise provision
                                                  contained therein

1 investor              April 23, 1999            Issuance of a warrant          11,893           95,144   In consideration for
                                                  to purchase Series E                                     investment banking
                                                  Preferred Stock;                                         services
                                                  exercisable for cash
                                                  only

14 investors            April 15, 1999            Issuance of Series E        2,499,882       19,999,056   Cash
                                                  Preferred Stock

3 investors             December 16, 1999         Exercise of warrants to        70,628          211,884   Net Exercise
                                                  purchase Common Stock

17 investors            March 14, 1999 to         Exercise of warrants to        28,300           99,900   Cash
                        November 22, 1999         purchase Common Stock


   All sales of Common Stock made pursuant to the exercise of stock options granted under the stock option plans of Talk City were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to us that the shares were being acquired for investment only.


Use of Proceeds From Sales of Registered Securities

   On July 20, 1999, Talk City consummated its initial public offering of its Common Stock. The managing underwriters in the offering were Lehman Brothers, Inc., U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company and E*Trade Securities, Inc. The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement (No. 333-77455) on Form S-1 which was declared effective by the Securities and Exchange Commission on July 19, 1999. All 5.1 million shares of Common Stock registered under the Registration Statement, including shares covered by an over-allotment option that was exercised by the underwriters, were sold at a price to the public of $12.00 per share. The aggregate offering amount registered was $61.2 million. In connection with the offering, Talk City paid an aggregate of $4,284,000 in underwriting discounts to the underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

SEC Registration Fee                                                     $   19,207
NASD Filing Fee                                                              11,710
Nasdaq National Market Listing Fee                                           90,000
Printing Expenses                                                           223,000
Legal Fees and Expenses                                                     413,000
Accounting Fees and Expenses                                                408,000
Blue Sky Fees and Expenses                                                    8,000
Other                                                                       314,000
                                                                         ----------
                                                                         $1,486,917
                                                                         ==========

   Talk City used the net proceeds of approximately $55.4 million from its initial public offering of Common Stock to invest in short-term, interest bearing, investment grade securities and has used its existing cash balances to fund its general operations. Talk City estimates that it will use the net proceeds as follows: 25% for marketing, including brand development, promotion and growth of user volume; 25% for expansion of our sales infrastructure; and 50% for working capital and general corporate purposes.

   In addition, Talk City may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or products. Pending these uses, the net proceeds of the offering will continue to be invested in short-term, interest bearing, investment grade instruments. We have no formal plan for use of the offering proceeds, nor have we sought the advice of or received reports from any of our professional advisors regarding the use of the offering proceeds. As a result, our use of the proceeds are subject to change at management's discretion. The amounts actually expended for each of the purposes listed above may vary significantly depending upon a number of factors, including the progress of our marketing programs, capital spending requirements and developments in the Internet industry. None of our net proceeds of the offering will be paid directly or indirectly to any of our directors, officers, or our general partners or their associates, persons owning 10% or more of any class of our equity securities, or an affiliate.

Item:  6  Selected Financial Data

The following selected financial data should be read in conjunction with our Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                          March 29,
                                                                                                            1996
                                                                                                      (Inception) to
                                                                        Years ended December 31,        December 31,
                                                                    -----------------------------
                                                                   1999          1998           1997           1996
                                                                   ----          ----           ----           ----
Statement of Operations Data
Revenues:
 Business services........................................       $  2,580      $    522        $    25         $    --
 Advertising and sponsorships.............................          5,152           931            183              14
                                                                 --------      --------        -------         -------
    Total revenues........................................          7,732         1,453            208              14
Operating expenses:
 Product development and programming......................         15,520         5,383          3,472             771
 Sales and marketing......................................         17,730         6,668          2,492             252
 General and administrative...............................          5,691         1,804            974             335
 Noncash advertising and promotional charges..............         11,162         2,890             --              --
                                                                 --------      --------        -------         -------
    Total operating expenses..............................         50,103        16,745          6,938           1,358
                                                                 --------      --------        -------         -------
    Loss from operations..................................        (42,371)      (15,292)        (6,730)         (1,344)
Interest income (expense), net............................          2,264          (367)           339              36
                                                                 --------      --------        -------         -------
    Net loss..............................................        (40,107)      (15,659)        (6,391)         (1,308)
Accretion of redeemable convertible preferred
    stock and warrants....................................            159           558             38               8
                                                                 --------      --------        -------         -------
    Net loss applicable to common stockholders............       $(40,266)     $(16,217)       $(6,429)        $(1,316)
                                                                 ========      ========        =======         =======
Net loss per share:
 Basic and diluted........................................         $(3.14)       $(4.92)        $(2.10)         $(0.49)
 Weighted average shares..................................         12,840         3,295          3,068           2,679


                                                                                  As of December 31,
                                                                   1999         1998           1997           1996
                                                                   ----         ----           ----           ----
Balance Sheet Data
Cash, cash equivalents and short-term investments...........     $55,653     $ 14,437        $ 2,055         $ 8,930
Working capital.............................................      52,861       13,493          1,844           8,651
Total assets................................................      74,527       18,490          2,811           9,062
Long-term obligations, net of current portion...............         107          273             --              --
Redeemable convertible preferred stock and warrants.........          --       38,973         10,081          10,042
Total stockholders' (deficit) equity........................      66,323      (22,463)        (7,669)         (1,270)


Item:  7   Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion of financial condition and results of operations of Talk City should be read in conjunction with the financial statements and notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors That May Affect Results of Operations and Financial Condition" and elsewhere in this Report.

Overview

   We provide online communities and customer relationship management for businesses and consumers. From inception through December 1999, our operating activities have primarily been focused on:

 .  developing the quality environment of our services;
 .  expanding the audience and usage of our services;
 .  establishing operating relationships with our network participants;
 .  building sales momentum and developing programs and content to market the
   Talk City brand name and attract users to our sites;
 . developing a comprehensive computer software and hardware infrastructure; . recruiting personnel; and
 .  raising capital.

   To date, substantially all of our revenues have been derived from the sale of our business services, advertising and sponsorships. Our business services include designing customized communities, producing online events, conducting online market research and facilitating online meetings. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues derived from business services are recognized ratably over the term of the contract period which coincides with when the services are performed, provided that the collection of the receivable is probable.

   Advertising and sponsorship revenues are derived from two sources. Advertising revenues generally come from short-term banner advertisement contracts. Sponsorship revenues come from contracts under which we offer a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Our advertising and sponsorship clients enter into short-term agreements pursuant to which they generally receive a guaranteed number of advertising impressions on our site. Advertising and sponsorship revenues are recognized in the period in which the advertisement is displayed or the sponsorship event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract. In some cases, where we contract with third party sales representative firms to sell advertising revenues, we recognize revenues net of the commissions paid.

   Operating expenses consist primarily of product development and programming, sales and marketing, general and administrative and interest expenses. Product development and programming expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to editorial content, community management and support personnel, server hosting costs and software development and operations expenses. Sales and marketing expenses consist primarily of advertising and promotion costs, salaries, commissions and other related costs of internal sales and marketing personnel and program expenses, public relations costs and other marketing expenses. General and administrative expenses consist of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, human resources, facilities, legal and fees for other professional services.

   Sales and marketing expenses exclude noncash advertising and promotional charges related to our advertising on the NBC television network and in magazines owned by Hearst along with promotional services attributable to the operating agreements with NBC. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. After December 31, 1999, noncash charges of $4.6 million will be charged to operations as the related advertising is run or promotional services are received. We expect that $4 million of this $4.6 million will be charged to operations during the year ended December 31, 2000. These amounts were determined based on the fair value of our common stock and warrants exchanged for the services received. See Note 9 of the notes to our financial statements.

   We incurred losses of $40.1 million in 1999, $15.7 million in 1998, $6.4 million in 1997, and $1.3 million in 1996. These losses include noncash advertising and promotional charges of $14.1 million through December 31, 1999. At December 31, 1999, we had an accumulated deficit of $63.5 million. We anticipate that we will incur additional operating losses for the foreseeable future.

Quarterly Results of Operations

   The following table presents certain statement of operations data for our eight most recent quarters ended December 31, 1999. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including the notes thereto, included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

                                                                                  Three Months Ended
                                                                                  ------------------
                                                      Dec. 31,    Sept. 30,     June 30,    Mar. 31,    Dec. 31,    Sept. 30,
                                                        1999         1999        1999        1998         1998        1998
                                                      ---------   ----------   ----------   ---------   ---------   ----------
                                                                                    (in thousands)
Revenues:
  Business services................................   $  1,292      $   521     $    410     $   357     $   229      $   167
  Advertising and sponsorships.....................      2,034        1,505          990         623         433          231
                                                      --------      -------     --------     -------     -------      -------
     Total revenues................................      3,326        2,026        1,400         980         662          398
Operating expenses:
  Product development and programming..............      5,550        4,367        3,379       2,224       1,642        1,268
  Sales and marketing..............................      5,348        4,694        4,263       3,425       3,512        1,983
  General and administrative.......................      1,975        1,605        1,137         974         663          467
  Noncash advertising and promotional charges......        897          934        7,921       1,410         322        1,411
                                                      --------      -------     --------     -------     -------      -------
     Total operating expenses......................     13,770       11,600       16,700       8,033       6,139        5,129
                                                      --------      -------     --------     -------     -------      -------
     Loss from operations..........................    (10,444)      (9,574)     (15,300)     (7,053)     (5,477)      (4,731)
Interest income (expense), net.....................      1,001          809          300         154         154         (280)
                                                      --------      -------     --------     -------     -------      -------
     Net loss......................................     (9,443)      (8,781)     (15,000)     (6,899)     (5,323)      (5,011)
Accretion of redeemable convertible preferred stock
 and warrants......................................          -           16           71          72          40          478
                                                      --------      -------     --------     -------     -------      -------
     Net loss applicable to common
                                                      $ (9,443)     $(8,781)    $(15,071)    $(6,971)    $(5,363)     $(5,489)
       stockholders................................   ========      =======     ========     =======     =======      =======


                                                      Three Months Ended
                                                      ------------------
                                                      June 30,     Mar. 31,
                                                        1998         1998
                                                      ---------   ----------
                                                         (in thousands)
Revenues:
  Business services................................   $    66        $    60
  Advertising and sponsorships.....................       202             65
                                                      -------        -------
     Total revenues................................       268            125
Operating expenses:
  Product development and programming..............     1,298          1,175
  Sales and marketing..............................       697            476
  General and administrative.......................       338            336
  Noncash advertising and promotional charges......       118          1,039
                                                      -------        -------
     Total operating expenses......................     2,451          3,026
                                                      -------        -------
     Loss from operations..........................    (2,183)        (2,901)
Interest income (expense), net.....................      (251)            10
                                                      -------        -------
     Net loss......................................    (2,434)        (2,891)
Accretion of redeemable convertible preferred stock
 and warrants......................................        20             20
                                                      -------        -------
     Net loss applicable to common

       stockholders................................  $(2,454)       $(2,911)
                                                     ========       ========


Results of Operations

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our results of operations:

                                                              Year Ended December 31,
                                                        -------------------------------------
                                                           1999       1998          1997
                                                        -------------------------------------
Revenues, net:
  Business services                                         33 %       36 %          12 %
  Advertising and sponsorships                               67         64           88
                                                          -----    -------      -------
    Total revenues                                          100        100          100

Operating expenses:
  Product development and programming                       201        370        1,669
  Sales and marketing                                       229        459        1,198
  General and administrative                                 74        124          468
  Noncash advertising and promotional                       144        199            -
   charges                                                -----    -------      -------
    Total operating expenses                                648      1,152        3,335
                                                          -----    -------      -------
Loss from operations                                       (548)    (1,052)      (3,235)
Interest income (expense), net                               29        (25)         163
                                                          -----    -------      -------
Net loss                                                   (519)    (1,077)      (3,072)
Accretion of redeemable convertible preferred stock
   and warrants                                               2         38           18
                                                          -----    -------      -------
Net loss applicable to common stockholders                (521)%   (1,115)%      (3,090)%
                                                          =====    =======      =======

Years Ended December 31, 1999, 1998 and 1997

     Revenues.   Total revenues were $7.7 million in 1999, $1.5 million in 1998 and $208,000 in 1997. Business services revenues were $2.6 million, or 33% of total revenues, in 1999, $522,000, or 36% of total revenues, in 1998 and $25,000, or 12% of total revenues, in 1997. Advertising and sponsorship revenues were $5.2 million, or 67% of total revenues, in 1999, $931,000, or 64% of total revenues, in 1998 and $183,000, or 88% of total revenues, in 1997. The increases were primarily due to increased sales from the expansion of our sales force, which resulted in increases in the number of business clients, projects, advertisers and amounts spent per advertiser, as well as increases in our user volume and expansion of our consumer and business services offerings.

Operating Expenses:

     Product Development and Programming. Product development and programming expenses were $15.5 million, or 201% of total revenues, in 1999, $5.4 million, or 370% of total revenues, in 1998 and $3.5 million, or 1,669% of total revenues, in 1997. The increase in absolute dollars in product development and programming from 1998 to 1999 was primarily attributable to an increase in personnel and recruiting-related costs of $4.5 million, an increase in consulting and contractor fees of $1.7 million and an increase in chat hosting, partner and server-related costs of $3.1 million associated with the rapid growth in user volume from our supervised chats and enhancements of functionality to our Web sites. The increase in absolute dollars in product development and programming from 1997 to 1998 was primarily attributable to an increase in personnel and recruiting-related costs of $700,000, and an increase in chat hosting and server-related costs of $1.1 million associated with the rapid growth in user volume from our supervised chats and enhancements of functionality to our Web sites. Product development expenses as a percentage of total revenues decreased in both periods due to growth in total revenues. We expect that product development and programming expenses will increase in absolute dollars in the future as we incur additional costs related to expanding our engineering staff, establishing a secondary location for our servers and enhancing our content and functionality of our Websites.

     Sales and Marketing.   Sales and marketing expenses were $17.7 million, or
229% of total revenues, in 1999, $6.7 million, or 459% of total revenues, in 1998 and $2.5 million, or 1,198% of total revenues, in 1997. The increase in sales and marketing expenses from 1998 to 1999 was primarily attributable to an increase of approximately $5.9 million associated with the development and implementation of our branding, promotion and marketing campaigns and an increase in sales personnel and commission-related costs of $2.8 million as a result of implementing our sales and marketing strategy. The increase in sales and marketing expenses from 1997 to 1998 was primarily attributable to an increase of approximately $2.5 million in our online and print advertising, public relations and other promotional expenditures and an increase in personnel and recruiting-related expenses of $825,000 as a result of implementing our sales and marketing strategy. Sales and marketing expenses as a percentage of total revenues decreased in both periods due to growth in total revenues. We expect that sales and marketing expenses will increase in absolute dollars in the future as we incur additional costs related to expanding our internal sales force and increasing our expenditures to market and promote our business services offerings.

     General and Administrative.   General and administrative expenses were $5.7
million, or 74% of total revenues, in 1999, $1.8 million, or 124% of total revenues, in 1998 and $974,000, or 468% of total revenues, in 1997. The increase in general and administrative expenses from 1998 to 1999 was primarily due to stock-based compensation expense of $763,000 related to the issuance of stock options and personnel and recruiting-related expenses of $1 million. In addition, we incurred an increase in legal, accounting and insurance fees of $540,000 due to increased expenses associated with being a public company and an increase in facilities expenses of $740,000 in order to support the growth of our business. The increase in general and administrative expenses from 1997 to 1998 was primarily due to increases in personnel and professional services, travel and facilities-related expenses to support the growth of our operations. General and administrative expenses decreased as a percentage of revenues in both periods due to the growth in total revenues. We expect that general and administrative expenses will increase in absolute dollars in the future as we incur additional costs related to the growth of our business, our recent relocation of our corporate headquarters to a new 56,000 square foot facility and operations as a public company.

     Noncash Advertising and Promotional Charges. We incurred charges of $11.2 million, or 145% of total revenues, for 1999 and $2.9 million, or 198% of total revenues, in 1998 representing noncash in-kind expenses associated with the advertising and operating agreements with NBC and Hearst.

     Interest Income (Expense), Net. Net interest income was $2.3 million, or 29% of total revenues, in 1999, net interest expense was $367,000, or 25% of total revenues, in 1998 and net interest income was $339,000, or 163% of total revenues, in 1997. Interest income increased in 1999 compared to 1998 due to higher cash equivalent and investment balances as a result of proceeds received from sale of Preferred Stock in April 1999 and our initial public offering of Common Stock in July 1999. We incurred interest expense in 1998 as a result of our convertible loan financing in 1998.

     Income Taxes.   Management has established a full valuation allowance
against its net deferred tax assets because it is more likely than not that sufficient taxable income will not be generated to utilize those deferred tax assets.

Financial Condition

     Our total assets were $74.5 million and $18.5 million at December 31, 1999 and 1998, respectively, representing an increase of $56.0 million, or 303%. This increase was primarily due to cash proceeds received from the sale of our Common Stock in our July 1999 initial public offering and our April 1999 private placement of Preferred Stock. As of December 31, 1999, we had $55.6 million of cash and cash equivalents and short-term investments, compared to $14.4 million at December 31, 1998, representing an increase of $41.2 million, or 286%. During April 1999, we issued 2,499,882 shares of Series E redeemable convertible preferred stock resulting in proceeds of approximately $20.0 million. In July 1999, we issued 5.1 million shares of our Common Stock in connection with our IPO resulting in net proceeds of approximately $55.4 million.

     Our accounts receivable balance, net of allowance for doubtful accounts, was $3.5 million and $763,000 as of December 31, 1999 and 1998, respectively, representing an increase of $2.8 million, or 363%. This increase was principally a result of increased business service revenues and advertising revenues. Days sales outstanding, or DSO, in accounts receivable was 76 days and 81 days as of December 31, 1999 and 1998, respectively. We expect DSO will fluctuate significantly in future quarters, and may even increase.

     Our total current liabilities were $8.1 million and $1.7 million as of December 31, 1999 and 1998, respectively, representing an increase of 374%. This increase consists primarily of an increase in accounts payable, accrued liabilities and deferred revenue. The increase in accounts payable and accrued liabilities was primarily due to increases in accrued liabilities for vacation, commissions, moderator costs, marketing expenses and partner fees associated with our increased growth and ongoing business activities. The growth in deferred revenues at December 31, 1999 was due to our increased sales in the current quarter over the same period last year. Sales in the fourth quarter of 1999 were up 402% from the same quarter in 1998.

Liquidity and Capital Resources

     Since our inception in March 1996, we have financed our operations primarily through the private placement of our Preferred Stock, our initial public offering in July 1999 and, to a lesser extent, through equipment financing. As of December 31, 1999, we had approximately $14.1 million in cash and cash equivalents and approximately $41.5 million in short-term investments.

     Net cash used in operating activities was approximately $25.2 million, $11.0 million and $6.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of $14.6 million, or 133% from 1998 to 1999 and $4.7 million or 75% from 1997 to 1998. Cash used in operating activities in each of these periods was primarily the result of net operating losses, excluding the effects of noncash advertising expenses, and increases in accounts receivable and prepaid expenses, partially offset by increases in accrued expenses and accounts payable. For such periods, net cash used by operating activities was primarily a result of funding our business growth and ongoing operations.

     Net cash used in investing activities was approximately $44.9 million, $6.5 million and $572,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Our investing activities have consisted primarily of net purchases of short-term investments, purchases of property and equipment, and a cost investment in Socialnet.com. Net purchases of short-term investments were $35.8 million, $5.7 million, and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in short-term investment purchases were due to the investment of proceeds from our private placement of preferred stock in August 1998, private placement of preferred stock in April 1999 and initial public offering in July 1999. Property and equipment acquisitions totaled $5.8 million, $797,000 and $550,000 for the years ended December 31, 1999, 1998 and 1997. The increase in acquisitions of property and equipment from 1998 to 1999 was due to our growth in operations, server requirements and opening of sales offices in San Francisco and Chicago, as well as the expansion of our New York City sales office. On December 21, 1999, we made a $3 million cost investment in SocialNet, Inc. in exchange for 1,554,404 shares of Series C Preferred Stock, representing approximately 7.6% of the fully diluted shares outstanding of SocialNet, Inc. as of the investment date.

     Net cash provided by financing activities was approximately $75.6 million, $24.2 million and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. In the year ended December 31, 1999, cash provided consisted primarily of net proceeds of approximately $20 million from the private placement of preferred stock in April 1999 and approximately $55.4 million from our initial public offering in July 1999, partially offset by principal payments on notes payable. Net cash provided by financing activities for the year ended December 31, 1998 consisted primarily of the our private placement of Series D Preferred Stock with net proceeds of approximately $21.2 million in August and September 1998 and net proceeds of $2.9 million from our convertible loan financing.

     As of December 31, 1999, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. In October 1999, we signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after every twelve months through December 14, 2005, provided no default has occurred. A $2,100,000 certificate of deposit with a one year maturity is held as collateral by a bank for guarantee of the letter of credit. The certificate of deposit is included in short-term investments. Future minimum lease payments under all non-cancelable operating leases total $18.8 million.

     In May 1998, we obtained an equipment line of credit with a financial institution in the amount of $2.0 million. This line of credit is secured by our fixed assets and has a four-year term that expires in April 2002. As of December 31, 1999, the amount outstanding under this line of credit was $261,000.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to our community network, marketing and selling our services, brand promotions and other factors. We have experienced substantial increases in our expenditures since inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase for the foreseeable future. Additionally, we will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products and to expand our sales and marketing programs. We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may need to raise additional funds; however, in order to fund more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

Item:  7a   Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit risk exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" investments include fixed-rate commercial paper and corporate notes. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include market auction preferred securities held at two securities brokers.

     As of December 31, 1999, the contractual maturities of all debt securities in the Company's portfolio, except auction-rate securities, were less than one year. The contractual maturities for the auction-rate securities exceed 10 years. However, the Company has the option of adjusting the interest rates or liquidating these investments on their respective reset dates, which occur every 90 days or less. Auction rate securities held for more than 90 days are included in short term investments.

     The table below presents the amounts and related weighted average interest rates of our investment portfolio at December 31, 1999:


                                                   Average                         Book                     Fair
                                                Interest Rate                      Value                   Value
                                            -------------------           -------------------      ------------------
           Cash equivalents:
                 Fixed rate                        6.18%                         $  6,417                $ 6,417
                 Variable rate                     6.15%                            6,700                  6,700

           Short-term investments:
                 Fixed rate                        5.94%                           27,136                 27,136
                 Variable rate                     6.33%                           14,405                 14,405

Item:  8  Financial Statements and Supplementary Data

Index to Financial Statements

Report of KPMG LLP, Independent Auditors                                           46
Balance Sheets as of December 31, 1999 and 1998                                    47
Statements of Operations for the years ended December 31, 1999, 1998 and 1997      48
Statements of Redeemable Convertible Preferred Stock and Stockholders'
  Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997            49
Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997      50
Notes to Financial Statements                                                      51

                   Report of KPMG LLP, Independent Auditors


The Board of Directors and Stockholders
Talk City, Inc.:

   We have audited the accompanying balance sheets of Talk City, Inc. (the Company), as of December 31, 1999 and 1998, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talk City, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                               /s/ KPMG LLP

Mountain View, California
February 2, 2000

                                Talk City, Inc.

                                 Balance Sheets
               (in thousands, except share and par value amounts)

                                                                                     December 31,
                                                                                    -------------
                                                                                 1999           1998
                                                                                 ----           ----
Assets
Current assets:
Cash and cash equivalents...................................................    $ 14,112       $  8,697
Short term investments......................................................      41,541          5,740
Accounts receivable, net of allowances of $254 and $100
in 1999 and 1998, respectively..............................................       3,533            763
Prepaid expenses and other current assets...................................       1,772             --
                                                                                --------       --------
Total current assets........................................................      60,958         15,200
                                                                                --------       --------
Property and equipment, net.................................................       5,689            999
Other assets, net...........................................................       7,880          2,291
                                                                                --------       --------
Total assets................................................................    $ 74,527       $ 18,490
                                                                                ========       ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable, current portion..............................................    $    154       $    127
Accounts payable............................................................       3,977          1,205
Accrued liabilities.........................................................       3,302            320
 Deferred revenue...........................................................         664             55
                                                                                --------       --------
Total current liabilities...................................................       8,097          1,707
Notes payable, less current portion.........................................         107            273
                                                                                --------       --------
Total liabilities...........................................................       8,204          1,980
Commitments
Redeemable convertible preferred stock:
Authorized-- None and 19,000,000 in 1999 and 1998, respectively
Issued and outstanding--  None and 10,929,909 in 1999 and 1998, respectively.
                                                                                      --         38,973
Stockholders' equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding......................................................          --             --
  Common stock, $0.001 par value:
Authorized--100,000,000 and 60,000,000 in 1999 and 1998,
respectively
Issued and outstanding--24,461,370 and 4,191,666 in 1999
and 1998, respectively......................................................          24              4
Additional paid-in capital..................................................     131,306          1,792
  Deferred compensation.....................................................        (550)          (598)
  Notes receivable from stockholders........................................        (992)          (303)
  Accumulated deficit.......................................................     (63,465)       (23,358)
                                                                                --------       --------
Total stockholders' equity (deficit)........................................      66,323        (22,463)
                                                                                --------       --------
Total liabilities and stockholders' equity (deficit)........................    $ 74,527       $ 18,490
                                                                                ========       ========

                See accompanying notes to financial statements.

                                Talk City, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                                                  Years ended December 31,
                                                                  ------------------------
                                                          1999              1998              1997
                                                          ----              ----             -----
Revenues:
    Business services................................      $  2,580          $    522           $    25
    Advertising and sponsorships.....................         5,152               931               183
                                                           --------          --------           -------
        Total revenues...............................         7,732             1,453               208
                                                           --------          --------           -------
Operating expenses:
    Product development and programming..............        15,520             5,383             3,472
    Sales and marketing..............................        17,730             6,668             2,492
    General and administrative.......................         5,691             1,804               974
    Noncash advertising and promotional
        charges......................................        11,162             2,890                --
                                                           --------          --------           -------
           Total operating expenses..................        50,103            16,745             6,938
                                                           --------          --------           -------
           Loss from operations......................       (42,371)          (15,292)           (6,730)
Interest income (expense), net.......................         2,264              (367)              339
                                                           --------          --------           -------
           Net loss..................................       (40,107)          (15,659)           (6,391)
Accretion of redeemable convertible preferred
  stock and warrants.................................           159               558                38
                                                           --------          --------           -------
           Net loss applicable to common
             stockholders............................     $(40,266)         $(16,217)          $(6,429)
                                                           ========          ========           =======
Net loss per share:
    Basic and diluted................................        $(3.14)           $(4.92)           $(2.10)
                                                           ========          ========           =======
    Weighted average shares..........................        12,840             3,295             3,068
                                                           ========          ========           =======

                See accompanying notes to financial statements.

                                Talk City, Inc.


 Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
                                   (Deficit)
                      (in thousands, except share amounts)

                                                                        Redeemable
                                                                       Convertible
                                                                     Preferred stock            Common stock       Additional
                                                                 ------------------------   --------------------     paid-in

                                                                    Shares       Amount       Shares      Amount     capital
                                                                 ------------   ---------   -----------   ------   -----------
Balances, December 31, 1996.....................................   3,794,785      10,043     3,837,200         4          328
Repurchase of common stock......................................          --          --      (150,000)       --          (30)
Accretion attributable to redeemable preferred stock............          --          38            --        --          (38)
Amortization of stock-based compensation........................          --          --            --        --           --
Net loss........................................................          --          --            --        --           --
                                                                 -----------    --------    ----------       ---     --------
Balances, December 31, 1997.....................................   3,794,785      10,081     3,687,200         4          260
Noncash issuance of preferred stock and preferred and common
     stock warrants pursuant to the NBC agreements..............     884,615       4,565            --        --          575
Issuance of preferred stock, net of $1,233 issuance costs.......   6,250,509      23,769            --        --           --
Issuance of preferred stock warrants for services rendered in
     connection with the preferred stock offering...............          --         438            --        --         (438)
Issuance of common stock warrants pursuant to the convertible
     loan agreements............................................          --          --            --        --          490
Issuance of common stock upon exercise of stock options, net of
     repurchases................................................          --          --       504,466        --          133
Deferred stock-based compensation related to option grants......          --          --            --        --          892
Amortization of stock-based compensation........................          --          --            --        --           --
Accretion attributable to redeemable preferred stock............          --         120            --        --         (120)
Net loss........................................................          --          --            --        --           --
                                                                  ----------    --------    ----------       ---     --------
Balances, December 31, 1998.....................................  10,929,909      38,973     4,191,666         4        1,792
Issuance of common stock upon exercise of stock options and
     warrants, net of repurchases...............................          --          --       324,994        --          996
Issuance of convertible preferred stock, net of $38 issuance
     costs.......................................................   2,499,884      19,961            --        --           --
Noncash issuance of preferred stock pursuant to the NBC
    and Hearst agreements.......................................   1,350,000      10,261            --        --           --
Noncash issuance of preferred stock warrants pursuant to the
    NBC agreement...............................................          --       2,283
Revaluation of warrants related to the NBC operating agreements           --          30            --        --          886
Conversion of convertible preferred stock into common stock..... (14,779,793)    (71,667)   14,844,710        15       71,652
Proceeds from initial public offering, net of  $5,771 issuance..          --          --     5,100,000         5       55,424
 costs
Deferred stock-based compensation related to option grants......          --          --            --        --          715
Amortization of stock-based compensation........................          --          --            --        --           --
Accretion attributable to redeemable preferred stock............          --         159            --        --         (159)
Net loss........................................................          --          --            --        --           --
                                                                 ------------    --------    ----------       ---     --------
Balances, December  31, 1999....................................          --    $     --    24,461,370       $24     $131,306
                                                                 ===========    ========    ==========       ===     ========

                                                                                        Notes
                                                                                     receivable                          Total
                                                                      Deferred          from        Accumulated      stockholders'

                                                                    compensation    stockholders      deficit      equity (deficit )

                                                                    -------------   -------------   ------------   -----------------

Balances, December 31, 1996.....................................             (89)           (205)        (1,308)             (1,270)
Repurchase of common stock......................................              --              30             --                  --
Accretion attributable to redeemable preferred stock............              --              --             --                 (38)
Amortization of stock-based compensation........................              30              --             --                  30
Net loss........................................................              --              --         (6,391)             (6,391)
                                                                           -----           -----       --------            --------
Balances, December 31, 1997.....................................             (59)           (175)        (7,699)             (7,669)
Noncash issuance of preferred stock and preferred and common
     stock warrants pursuant to the NBC agreements..............              --              --             --                 575
Issuance of preferred stock, net of $1,233 issuance costs.......              --              --             --                  --
Issuance of preferred stock warrants for services rendered in
     connection with the preferred stock offering...............              --              --             --                (438)
Issuance of common stock warrants pursuant to the convertible
      loan agreements...........................................              --              --             --                 490
Issuance of common stock upon exercise of stock options, net of
      repurchases...............................................              --            (128)            --                   5
Deferred stock-based compensation related to option grants......            (892)             --             --                  --
Amortization of stock-based compensation........................             353              --             --                 353
Accretion attributable to redeemable preferred stock............              --              --             --                (120)
Net loss........................................................              --              --        (15,659)            (15,659)

                                                                           -----           -----       --------            --------
Balances, December 31, 1998.....................................            (598)           (303)       (23,358)            (22,463)
Issuance of common stock upon exercise of stock options and
     warrants, net of repurchases...............................              --            (689)            --                 307
Issuance of convertible preferred stock, net of $38 issuance
     costs......................................................              --              --             --                  --
Noncash issuance of preferred stock pursuant to the NBC
    and Hearst agreements.......................................              --              --             --                  --
Noncash issuance of preferred stock warrants pursuant to the
    NBC agreement
Revaluation of warrants related to the NBC operating agreements.              --              --             --                 886
Conversion of convertible preferred stock into common stock.....              --              --             --              71,667
Proceeds from initial public offering, net of  $5,771 issuance
    costs.......................................................              --              --             --              55,429
Deferred stock-based compensation related to option grants......            (715)             --             --                  --
Amortization of stock-based compensation........................             763              --             --                 763
Accretion attributable to redeemable preferred stock............              --              --             --                (159)
Net loss........................................................              --              --        (40,107)            (40,107)

                                                                           -----           -----       --------            --------
Balances, December  31, 1999....................................           $(550)          $(992)      $(63,465)           $ 66,323
                                                                           =====           =====       ========            ========


                See accompanying notes to financial statements.

                                Talk City, Inc.

                           Statements of Cash Flows
                                 (in thousands)

                                                                                               Years ended  December 31,
                                                                                               -------------------------
                                                                                             1999         1998        1997
                                                                                             ----         ----        ----

Cash flows from operating activities:
  Net loss.................................................................                  $(40,107)    $(15,659)    $(6,391)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................................                    1,140          347         125
   Stock-based compensation expense.........................................                      763          353          30
   Common stock warrants issued pursuant to the loan financing..............                       --          490          --
   Noncash advertising and promotional charges..............................                   11,162        2,890          --
   Provision for accounts receivable allowance..............................                      318          100          --
   Changes in operating assets and liabilities:
   Accounts receivable......................................................                   (3,088)        (742)       (111)
   Prepaid expenses and other current assets................................                   (1,772)          67         (66)
   Accounts payable.........................................................                    2,772          814         102
   Accrued liabilities......................................................                    2,982          312           8
   Deferred revenue.........................................................                      609           55          --
                                                                                             --------     --------     -------
   Net cash used in operating activities....................................                  (25,221)     (10,973)     (6,303)
                                                                                             --------     --------     -------
Cash flows from investing activities:
   Purchases of property and equipment......................................                   (5,839)        (797)       (550)
   Investment in private company............................................                   (3,000)          --          --
   Purchases of short-term investments......................................                  (48,011)      (5,740)         --
   Proceeds from sale of short-term investments.............................                   12,210           --          --
   Other assets.............................................................                     (282)         (22)        (22)
                                                                                              --------     --------     -------
Net cash used in investing activities......................................                    (44,922)      (6,559)       (572)
                                                                                              --------     --------     -------

Cash flows from financing activities:
   Proceeds from initial public offering, net of issuance costs.............                   55,429           --          --
   Proceeds from sale of redeemable preferred stock, net of issuance
   costs....................................................................                   19,961       21,197          --
   Proceeds from issuance of common stock from exercise
   of stock options and warrants............................                                      307            5          --
   Proceeds from convertible loan financing, net of issuance costs..........                       --        2,903          --
   Repayment of convertible loan financing..................................                       --         (331)         --
   Proceeds from notes payable..............................................                       --          491          --
   Repayment of notes payable...............................................                     (139)         (91)         --
                                                                                             --------     --------     -------
Net cash provided by financing activities...................................                   75,558       24,174          --
                                                                                             --------     --------     -------
   Net (decrease) increase in cash and cash equivalents.....................                    5,415        6,642      (6,875)
   Cash and cash equivalents at beginning of period.........................                    8,697        2,055       8,930
                                                                                             --------     --------     -------
   Cash and cash equivalents at end of period...............................                 $ 14,112     $  8,697     $ 2,055
                                                                                             ========     ========     =======
   Cash paid during the period for interest.................................                 $     74     $    113     $    --
                                                                                             ========     ========     =======
Supplemental disclosure of noncash financing activities:
   Conversion of redeemable preferred stock to common stock.................                 $ 71,667     $     --     $    --
                                                                                             ========     ========     =======
   Accretion of redeemable convertible preferred stock and warrants.........                 $    159     $    558     $    38
                                                                                             ========     ========     =======
   Common stock issued for notes receivable.................................                 $    689     $    128     $    --
                                                                                             ========     ========     =======
   Issuance of stock and warrants and revaluation of warrants
                                                                                            $ 13,460     $  5,140     $    --
      for advertising and promotional services.................................                ========     ========     =======

   Issuance of preferred stock for conversion of loan financing.............                $      --     $  2,572     $    --
                                                                                             ========     ========     =======
   Deferred stock-based compensation related to option grants...............                 $    715     $    892     $    --
                                                                                             ========     ========     =======

                See accompanying notes to financial statements

                                Talk City, Inc.

                         Notes to Financial Statements


(1)  Description of Business and Nature of Operations

     Talk City, Inc. (the Company), incorporated in March 1996, is a provider of online communities and customer relationship management services for businesses and consumers. The Company offers businesses, at www.business.talkcity.com, a
                                                 -------------------------
wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated, customized communities, producing online events, conducting online market research and facilitating online meetings. For consumers, the Company operates a network of online communities located at www.talkcity.com. This
                                                    ----------------
network includes 20 topical categories, over 50 themed communities, 50 co-branded network participant communities and thousands of user generated communities. These communities offer services such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling business services and advertising and sponsorships on its Web sites to corporations in the United States of various sizes within several industries.

(2)  Summary of Significant Accounting Policies

     (a)   Revenue Recognition

         To date, the Company's revenues have been derived primarily from the sale of business services and sponsorship and advertising contracts.

         Business services revenues are derived principally from contracts relating to one or more events and contracts for a period of time up to two years in which the Company designs customized communities, produces online events, conducts market research, and facilitates online discussion boards for customers. Business services revenues are recognized as the events are run or ratably over the term of the contract period which coincides with when the services are performed, provided that collection of the receivable is probable.

         Sponsorship contracts integrate traditional advertising with content designed to support broad marketing objectives, including brand promotion, awareness, and product introductions. Advertising revenues are derived principally from short-term advertising contracts in which the Company delivers banner advertisements on its online properties over a specified period of time for a fixed fee. The Company's contracts typically are short-term agreements that guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time. Revenues from these contracts are recognized in the period in which the advertisement is displayed or the event is run, provided that no significant Company obligations remain. The amount of revenue recognized each period is based on the lesser of the ratio of impressions delivered over total guaranteed impressions or the ratable amortization over the term of the contract.

         In certain instances where the Company contracts with third party sales agents for the sale of advertising, the Company recognizes the revenues from such transactions net of the related commission paid to the agent.

     (b)  Cash Equivalents

         All highly liquid financial instruments purchased with an original maturity of three months or less are reported as cash equivalents.

     (c)  Short-term Investments

         Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1999 and 1998, the fair value of marketable securities (consisting primarily of commercial paper, corporate notes and market auction securities) approximates their cost. Therefore, no unrealized gain or loss has been recorded. Realized gains and losses have not been material for any period presented.

     (d)  Fair Values of Financial Instruments

         The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, long-term debt and a standby letter of credit. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value based on liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt and standby letter of credit approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities. The Company does not have any foreign currency hedging or other derivative financial instruments as of December 31, 1999.

     (e)  Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the equipment, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally ranging from three to six years.

     (f)  Long Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such amounts are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (g)  Product Development and Programming

         Product development and programming expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to editorial content, community management and support personnel, server hosting costs and software development and operations expenses. Costs related to the development of new products and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs because such costs have not been significant.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 was effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company's adoption of this standard did not have a material effect on the Company's capitalization policy.

     (h)  Advertising and Marketing Expense

         The cost of advertising is expensed as incurred. Advertising costs were $22,606,000, $7,410,000, and $1,245,000, for the years ended December 31,
     1999, 1998 and 1997, respectively. For the years ended December 31, 1999 and 1998, these costs included, $11,162,000, and $2,890,000, respectively, of noncash advertising and promotional charges pursuant to the NBC and Hearst advertising and operating agreements. See Note 9--Advertising and Operating Agreements.

     (i)  Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     (j)  Stock-Based Compensation

         The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method pursuant to Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense is recorded on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the issuance or sales of common stock. Pursuant to SFAS No. 123, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. See Note 5--Capitalization.

         The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract
     (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, unvested options held by nonemployees are subject to revaluation at each balance sheet date based on the then current fair market value.

         Unearned deferred compensation resulting from employee and nonemployee option grants is amortized on an accelerated basis over the vesting period of the individual options, generally four years in accordance with Financial Accounting Standards Board Interpretation No. 28.

     (k)  Comprehensive Loss

         The Company has no significant components of other comprehensive loss, and accordingly, the comprehensive loss is the same as the net loss for all periods.

     (l)  Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive.

         Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares (in thousands):

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                   1999            1998            1997
                                                                   ----            ----            ----
Stock options............................................         1,248             343             675
Unvested common stock subject to repurchase..............           374             752             647
Preferred and common stock warrants......................         1,205           1,311              --
Redeemable convertible preferred stock (as if converted).            --           6,467           3,795
                                                                  -----           -----           -----
                                                                  2,827           8,873           5,117
                                                                  =====           =====           =====


     (m)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (n)  Reverse Stock Split and Reincorporation

         On July 12, 1999, the Company effected a one for two reverse stock split of the Company's common stock and preferred stock and a reincorporation of the Company into the state of Delaware. As part of the reincorporation the common stock par value was adjusted to equal $0.001 per share and the number of common shares authorized was increased to 100,000,000. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of this reverse stock split for all periods presented.

     (o)   Segment Reporting

         The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

     (p)  Concentration of Credit Risk

         Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and trade accounts receivable. The Company maintains cash and cash equivalents with three domestic financial institutions. From time to time, the Company's cash balances with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

        The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations. As of December 31, 1999 and 1998, the allowance for bad debts was $254,000 and 100,000, respectively.

         The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in the United States. Revenues from one major customer were $947,000 and $319,000 for the years ended December 31, 1999 and 1998, respectively. Total receivables from this customer were $377,000 and $171,000 at December 31, 1999 and 1998, respectively. No customer accounted for more than 10% of revenues for the year ended December 31, 1997.

     (q)  Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company believes the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position or cash flows. This statement will be effective for the Company beginning January 1, 2001.

(3)  Financial Statement Components

(a)  Cash Equivalents and Short-Term Investments

     The following is a summary of cash equivalents and short-term investments as of December 31, 1999 and 1998 (in thousands):

                                                                                          December 31,
                                                                                     -----------------------
                                                                                       1999         1998
                                                                                     ---------   -----------
Cash equivalents:
   Money markets funds..............................................................   $   163       $    21
   Commercial paper.................................................................     6,417         4,445
   Auction rate securities..........................................................     6,700         1,300
   Corporate notes..................................................................        --         2,347
                                                                                       -------       -------
                                                                                        13,280         8,113
                                                                                       -------       -------
Short-term investments:
   Commercial paper.................................................................    13,414           980
   Auction rate securities..........................................................    13,722            --
   Corporate notes..................................................................    14,405         4,760
                                                                                       -------       -------
                                                                                        41,541         5,740
                                                                                       -------       -------
                                                                                       $54,821       $13,853
                                                                                       =======       =======

   As of December 31, 1999 and 1998, the contractual maturities of all debt securities in the Company's portfolio, except auction-rate securities, were less than one year. The contractual maturities for the auction-rate securities exceed 10 years. However, the Company has the option of adjusting the interest rates or liquidating these investments on their respective reset dates, which occur every 90 days or less. Auction rate securities held for more than 90 days are included in short term investments.

     (b) Property, Plant and Equipment

         Property and equipment consisted of the following as of December 31, 1999 and 1998 (in thousands):

                                                                                          December 31,
                                                                                   --------------------------
                                                                                       1999          1998
                                                                                   ------------   -----------
Computer equipment................................................................    $5,016        $1,435
Furniture and fixtures............................................................     1,188            50
Leasehold improvements............................................................     1,120            --
                                                                                      ------        ------
                                                                                       7,324         1,485
Less accumulated depreciation and amortization....................................     1,635           486
                                                                                      ------        ------
                                                                                      $5,689        $  999
                                                                                      ======        ======

     (c) Other Assets

         Other assets consisted of the following as of December 31, 1999 and 1998 (in thousands)

                                                                                          December 31,
                                                                                   ---------------------------
                                                                                       1999           1998
                                                                                   ------------   ------------
   Capitalized in-kind advertising and promotional expenses, net (Note 9).......         $4,559         $2,253
   Cost investment in SocialNet, Inc (Note 10)..................................          3,000             --
   Deposits.....................................................................            321             38
                                                                                         ------         ------

                                                                                         $7,880         $2,291
                                                                                         ======         ======

     (d) Accrued Liabilities

         Accrued liabilities consisted of the following as of December 31, 1999 and 1998 (in thousands):


                                                                                          December 31,
                                                                                   --------------------------
                                                                                       1999          1998
                                                                                   ------------   -----------
Accrued compensation and benefits..............................................      $  953            $ 202
Accrued sales and marketing expenses...........................................         987               --
Accrued moderator expenses.....................................................         390               --
Other accrued liabilities......................................................         972              118
                                                                                     ------            -----
                                                                                     $3,302            $ 320
                                                                                     ======            =====

     (e) Interest Income (Expense), Net

         Interest income (expense), net consisted of the following (in thousands):

                                                                                 Years ended December 31,
                                                                          --------------------------------------
                                                                               1999          1998        1997
                                                                          --------------   ---------   ---------
Interest income........................................................      $2,341         $ 241        $ 339
Interest and other expense.............................................         (77)         (608)          --
                                                                             ------         -----        -----
                                                                             $2,264         $(367)       $ 339
                                                                             ======         =====        =====

   Included in interest expense in 1998 is the value associated with the common stock warrants issued to the holders of the notes totaling $490,000. See Note 5--Capitalization.

(4)  Notes Payable

     The Company has an equipment line of credit with a financial institution that provides up to $2,000,000 in borrowings, bears interest at a rate determined on the draw date, and currently expires in April 2002. The line of credit is secured by the Company's fixed assets. As of December 31, 1999 and 1998, $261,000 and $400,000, respectively, was outstanding under this agreement with the principal amount due in 48 monthly installments beginning in May 1998. These amounts bear interest at a fixed rate of approximately 20%.

     The aggregate principal payments due under the line of credit subsequent to December 31, 1999 are as follows: 2000, $154,000; 2001, $93,000; and 2002,
$14,000.

(5)  Capitalization

(a)  Redeemable Convertible Preferred Stock

     A summary of redeemable convertible preferred stock issued by the Company since inception follows:

                                                                     Noncumulative    Liquidation     Redemption
                                                        Shares         dividend       preference         price
                                                        issued         per share       per share       per share
                                                     -------------   -------------   -------------   -------------
Series A..........................................         150,000           $0.16           $2.00           $2.00
Series A1.........................................         350,000            0.16            2.00            2.00
Series B..........................................       3,294,785            0.22            2.80            2.80
Series C..........................................         384,615            0.38            4.68            4.68
Series D..........................................       8,100,509            0.32            4.00            4.00
Series E..........................................       2,499,884            0.32            8.00            8.00
                                                        ----------
                                                        14,779,793
                                                        ==========

     Each share of the Series A, A1, B, D and E redeemable preferred stock was convertible into common stock at a rate of 1.00 shares of common stock for one share of preferred. Pursuant to antidilution adjustments, the Series C Stock was convertible at a rate of 1.17 shares of common stock for 1 share of Series C Stock. The redeemable preferred stock automatically converted to common stock upon completion of the Company's public offering of common stock in July 1999.

     The Company borrowed approximately $2,900,000 under a convertible loan arrangement from April 1998 through August 1998. Advances were at an interest rate of 9% per annum. In connection with the issuance of the Series D Stock in September 1998, notes of $2,572,000, including accrued interest, were converted into 658,476 shares of Series D Stock and the remaining notes were repaid in full.

     No dividends have been declared or paid on either the preferred stock or common stock since inception of the Company.

(b)  Common Stock

     The Company completed its initial public offering ("IPO") of approximately
5.1 million shares of Common Stock, including 100,000 shares of the underwriters over-allotment option, on July 23, 1999 (the 100,000 shares of the underwriters over-allotment option was completed on August 24, 1999) and raised approximately $55.4 million, net of offering costs of $5,771,000. Talk City is listed on the NASDAQ National Market under the symbol "TCTY."

     Option holders have exercised options to purchase shares of restricted common stock in exchange for stockholder promissory notes. The notes are secured by the underlying shares of common stock and were issued with full recourse rights. The notes bear interest at rates ranging between 5.2% and 6.9% and expire on various dates ranging from November 2006 to March 2009. The Company has the right to repurchase all unvested shares purchased by the notes at the original exercise price in the event of employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years. As of December 31, 1999, there were 374,049 shares subject to repurchase. These options were exercised at prices ranging from $0.20 to $5.00 with a weighted average exercise price of $1.83 per share.

(c)  Stock Option Plans and Employee Stock Purchase Plan

     The Company's 1996 Stock Option Plan (the 1996 Plan) provides for stock options to be granted to employees, independent contractors, officers, and directors. Options are generally granted at an exercise price which approximates 100% of the estimated fair market value per share at the date of grant, as determined by the Company's Board of Directors. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options issued generally vest ratably over 4 years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter.

     The Board of Directors also approved a 1999 Director Option Plan reserving 250,000 shares of common stock for issuance thereunder and an amendment and restatement to the 1996 Plan increasing the shares of common stock reserved for issuance thereunder by 750,000. The amendment and restatement of the 1996 Plan also provides for the automatic annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year beginning in 2000 by the lesser of 750,000 shares, 4% of the then outstanding shares of common stock or an amount determined by the Board of Directors.

     The Board of Directors approved, on April 23, 1999, the 1999 Employee Stock Purchase Plan ("ESPP"). The common stock available for sale under the plan shall be 500,000 plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2000 equal to the lesser of (i) 500,000 shares, (ii) 2% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. Qualified employees may elect to have a certain percentage not to exceed 15% of their salary withheld pursuant to the 1999 Plan. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning of the 24 month offering period or end of the six-month purchase period, whichever is lower. Under this Plan, 42,409 shares were issued during fiscal 1999 representing approximately $261,000 in employee contributions.

A summary of stock option activity follows:

                                                    1999                      1998                      1997
                                           -----------------------   -----------------------   -----------------------
                                                          Weighted                  Weighted                  Weighted
                                                          average                   average                   average
                                             Options      exercise     Options      exercise     Options      exercise
                                           outstanding     price     outstanding     price     outstanding     price
                                           ------------   --------   ------------   --------   ------------   --------
 Outstanding at beginning of
   period...............................       342,998      $ 0.82       674,801       $0.26       207,750       $0.20
   Options granted......................     1,213,425       11.06       315,623        0.92       520,551        0.28
   Options exercised....................      (188,188)       3.46      (534,519)       0.26            --          --
   Options canceled.....................       (82,122)       3.53      (112,907)       0.38       (53,500)       0.28
                                            ----------                 ---------                  --------
 Outstanding at end of year.............     1,247,537       10.08       342,998        0.82       674,801        0.26
                                            ==========                 =========                  ========
 Shares available for future grant......       731,892                   315,336                   488,000
                                            ==========                 =========                  ========
 Weighted Average fair value of
   options granted during the year:
   Granted at fair value                    $     8.65                 $    0.70                  $   0.28
   Granted  below fair value                      6.25                      2.16                        --
   All options granted                            8.46                      2.10                      0.28

     The Company uses the intrinsic value-based method to account for all its employee stock-based compensation arrangements. The Company has recorded deferred stock-based compensation expense of $715,000 and $892,000 relating to options granted during the years ended December 31, 1999 and 1998, respectively. These amounts represent the difference between the exercise price and the deemed fair value for financial reporting purposes of the company's common stock during the periods in which such options were granted. Amortization of deferred stock compensation of $763,000 and $353,000 was recognized during the years ended December 31, 1999 and 1998, respectively.

Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable as of December 31, 1999, for selected exercise price ranges is as follows:

                                                                     Options outstanding               Options Exercisable
                                                            --------------------------------------   -----------------------
                                                                           Weighted-
                                                                            average      Weighted-                 Weighted-
                        Range of                                           remaining      average                   average
                        exercise                              Number      contractual    exercise      Number      exercise
                         prices                             outstanding   life (years)     price     outstanding     price
                         ------                             -----------   ------------   ---------   -----------   ---------
                  $   0.20  -    0.40                           155,338        7.68       $ 0.28       103,379      $ 0.26
                      2.00  -    6.00                           153,774        9.02         4.11        34,648        3.77
                      8.00  -   12.00                           267,925        9.52         9.08        43,800       11.05
                     13.94  -   17.94                           670,500        9.96        14.08            --          --
                                                              ---------                                -------
                                                              1,247,537        9.46        10.06       181,827        3.53
                                                              =========                                =======


     The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair market value method of SFAS 123. The weighted average fair value of employee stock purchase plan shares issued during 1999 was $7.19. The fair value of these options and employee stock purchase plan shares were estimated at the date of grant using the Black Scholes model with the following weighted average assumptions: (i) a dividend yield of 0% for all periods; (ii) expected volatility of 96% for employees and nonemployees for 1999, 0% for employees and 135% and 45% for nonemployees in 1998 and 1997; (iii) risk-free interest rate of 5.0% in 1999, 5.0% in 1998, and 6.0% in 1997; (iv) an expected life of three years for employees, a contractual life of ten years for nonemployees and six months for shares issued under the employee stock purchase plan.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods. The Company's pro forma information is as follows:

(in thousands, except per share amounts)
                                                                                  Years ended December 31,
                                                                          ----------------------------------------
                                                                             1999           1998          1997
                                                                          -----------   ------------   -----------
   Net loss as reported................................................     $(40,266)      $(16,217)      $(6,429)
   Incremental pro forma compensation expense under SFAS 123...........         (647)          (153)          (16)
                                                                            --------       --------       -------
   Pro forma net loss                                                       $(40,913)      $(16,370)      $(6,445)
                                                                            ========       ========       =======

  Pro forma net loss per share                                              $  (3.19)      $  (4.97)      $ (2.10)
                                                                            ========       ========       =======

     Under SFAS 123, compensation expense representing the fair value of the option grant is recognized over the vesting period. The impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in pro forma earnings.

(d)  Warrants

     In connection with the Series D Preferred Stock issuance, the Company issued warrants to two investment banking firms to purchase 123,830 shares of Series D Stock with an exercise price of $4.00 per share. The warrants are exercisable any time prior to September 14, 2003 and were valued at approximately $438,000 using the Black-Scholes option pricing model. The fair value of the warrants was deemed to be a direct financing cost associated with the Series D Stock issuance and was accreted to Redeemable Convertible Preferred Stock in 1998 and has been presented as an increase in the net loss applicable to common stockholders in the 1999 and 1998 statement of operations.

     In connection with the NBC operating and advertising agreements, the Company issued warrants to purchase 375,000 shares of common stock and 522,223 shares of the Series D Stock. See Note 9--Advertising and Operating Agreements.

     All of the warrants associated with the Series D Stock were converted into common stock warrants at a conversion ratio of one Series D Stock warrant to one common stock warrant at the time of the Company's IPO.

     In connection with the convertible loan financing, the Company issued warrants to purchase 290,300 shares of common stock with an exercise price of $3.00 per share. The warrants may be exercised at any time prior to the fifth anniversary of the issuance of the warrants, ranging from April 2003 through July 2003. The warrants were valued at approximately $490,000 using the Black-Scholes option pricing model. The fair value of the warrants was deemed to be additional interest expense and charged to Interest Income (Expense), Net in 1998.

     The following weighted-average assumptions were used in estimating the fair value of the warrants: (i) dividend yield of 0%; (ii) expected volatility of 135% for 1998 and 126% for 1999; (iii) weighted average risk-free interest rates of approximately 5% in 1998 and 6.0% in 1999; and (iv) contractual life of five years.

     During 1999, warrants representing 98,928 shares were exercised. No warrants were exercised during 1998. As of December 31, 1999 and 1998, warrants outstanding were 1,204,946 and 1,311,353 respectively.


(6)  Income Taxes

     The reconciliation between the amount computed by applying the U. S. federal statutory tax rate of 34% to the net loss and the actual provision for income taxes for the years ended December 31, 1999, 1998 and 1997, follows (in thousands):

                                                                             1999          1998         1997
                                                                          -----------   ----------   ----------
Income tax benefit at statutory rate.................................       $(13,636)     $(5,270)     $(2,173)
Current year net operating loss and temporary differences for
  which no benefit has been recgnized................................         13,414        4,969        2,153
Other................................................................            222          301           20
                                                                            --------      -------      -------
       Total.........................................................       $      -      $     -      $     -
                                                                            ========      =======      =======


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows (in thousands):

                                                                                      1999          1998
                                                                                   -----------   ----------
Deferred tax assets:
     Net operating loss carryforwards.........................................       $ 21,767      $ 8,812
     Preferred and common stock warrants......................................          1,889          582
     Property and equipment...................................................            329          179
     Research credit carryforwards............................................            585          233
     Other....................................................................            533          117
                                                                                     --------      -------
             Total gross deferred tax assets..................................         25,103        9,923
Valuation allowance...........................................................        (25,103)      (9,923)
                                                                                     --------      -------
             Total net deferred tax assets....................................       $     --      $    --
                                                                                     ========      =======

    Management has established a full valuation allowance against its net deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the 15-year carryforward period. The net increase in total valuation allowance for the years ended December 31, 1999, 1998 and 1997 was approximately $15,180,000, $6,556,000 and $2,826,000, respectively.

    The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $56,383,000 and $28,780,000, respectively, available to reduce future taxable income subject to income taxes. The net operating loss carryforwards expire beginning in 2011 through 2019 for federal income tax purposes and in 2004 for California income tax purposes.

    The Company also has research credit carryforwards for federal and California income tax return purposes of approximately $402,000 and $220,000, respectively, available to reduce future income taxes. The federal research credit carryforward expires beginning in 2011 through 2019. The California research credit carryforward can be utilized indefinitely.

    The Internal Revenue Code of 1986 and the California Conformity Act of 1987 substantially restrict the ability of a corporation to utilize existing net operating losses and credits in the event of an "ownership change." The issuances of preferred stock have resulted in multiple ownership changes since inception of the Company. Approximately $16,800,000 of the federal net operating loss carryforward will be subject to an annual limitation in the amount of $1,700,000. Any unused annual limitation can be carried over and added to the succeeding year's annual limitation within the allowable carryforward period. Future changes in ownership may result in additional limitations.

    The Company also has research credit carryforwards for federal and California income tax return purposes of approximately $402,000 and $220,000, respectively, available to reduce future income taxes. The federal research credit carryforward expires beginning in 2011 through 2019. The California research credit carryforward can be utilized indefinitely.

    Included in gross deferred tax assets as of December 31, 1999 is approximately $464,000 related to stock options and warrants for which the benefit, when realized will be recorded to equity.

(7) Commitments

    The Company leases its facilities under noncancelable operating leases expiring at various dates through March 2009. In October 1999, the Company signed a nine-year three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after every twelve months through December 14, 2005 provided no default has occurred. A $2,100,000 certificate of deposit with a one year maturity is held as collateral by a bank for guarantee of the letter of credit. The certificate of deposit is included in short-term investments.

Rent expense was approximately $790,000, and $211,000, $63,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

2000........................................................................................    $ 2,108
2001........................................................................................      2,290
2002........................................................................................      2,366
2003........................................................................................      2,093
2004 and thereafter.........................................................................      9,898
                                                                                                -------
       Total minimum lease payments.........................................................    $18,755
                                                                                                =======

(8) Retirement Plan

    Effective January 1997, the Company established a qualified 401(k) Plan (the
Plan) available to all employees who meet the Plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to this Plan up to a statutory maximum amount. The Company may make matching contributions to the Plan on a discretionary basis. The Company has not made any contributions to the Plan in 1999, 1998 or 1997.

(9) Advertising and Operating Agreements

    Advertising Agreements

    The Company entered into three separate agreements with the National Broadcasting Company (NBC) whereby NBC provided the Company with advertising time and promoted the Company's services on television, primarily during prime time programs, in exchange for preferred stock and warrants described as follows:

    (i) On April 22, 1998, the Company issued 213,675 shares of Series C Redeemable Convertible Preferred Stock (Series C Stock) at a price of $4.68 per share in exchange for advertising provided by NBC.

    (ii) On August 31, 1998, the Company issued 170,940 shares of Series C Stock at a price of $4.68 per share and warrants to purchase 125,000 shares of Series D redeemable convertible preferred stock (Series D Stock) with an exercise price of $6.00 per share in exchange for advertising spots provided by NBC. The warrant is exercisable at any time prior to August 31, 2003 and was valued at approximately $425,000 using the Black Scholes option pricing model.

    (iii) On August 21, 1998, the Company entered into a letter agreement whereby NBC would provide the Company with the use of advertising spots having an aggregate discounted rate card value of $2,400,000 in exchange for 600,000 shares of Series D Stock with a face value of $4.00 per share and warrants to purchase 266,667 shares of Series D Stock with a weighted average exercise price of $8.44 per share. For every $800,000 in advertising, the Company would issue 200,000 shares of Series D Stock and warrants to purchase 41,667, 125,000 and 100,000 shares of Series D Stock in the first, second, and third tranches, respectively. On April 15, 1999, as NBC had not provided any advertising spots pursuant to this agreement, the Board of Directors amended the agreement with NBC to effect the immediate issuances of 600,000 shares of Series D Stock and warrants to purchase 266,667 shares of Series D Stock. The warrants were valued on April 15, 1999 at approximately $1,871,000 using the Black Scholes option pricing model.

    On October 30, 1998, the Company entered into an agreement with the New Media and Technology division of Hearst Communications, Inc. (Hearst) whereby Hearst would provide advertising space to the Company in selected national publications. The advertising has an aggregate discounted rate card value of $3,000,000 and would be provided in exchange for 750,000 shares of Series D. For every $4.00 of print advertising provided by Hearst, the Company would issue one share of Series D Stock. On April 15, 1999, as Hearst had not provided all the advertising pursuant to this agreement, the Board of Directors amended the agreement with Hearst to effect the immediate issuance of 750,000 shares of Series D Stock.

    All the warrants and preferred stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair market value of these instruments was measured and fixed on the date of their respective issuance. The total fair value was recorded in Other Assets and is being charged to operations as the advertisements are run. The fair values attributable to the amended NBC and Hearst agreements were based on the fair value of the Series E Redeemable Convertible Preferred Stock issued at $8.00 per share on April 15, 1999. For the years ended December 31, 1999 and 1998, advertising expense related to these agreements of $9,198,000 and $2,228,000, respectively, was recorded to noncash advertising and promotional charges in the statement of operations. As of December 31, 1999 and 1998, the unamortized value attributable to the noncancelable stock and warrants of $3,007,000 and $0, respectively, was recorded in Other Assets.

    In connection with the Company's IPO, the preferred stock issued in the above arrangements was converted to common stock at their respective ratios. In addition, the warrants are exercisable into shares of common stock, determined based on the respective conversion ratios.

    Operating Agreements

    During 1998, the Company entered into two operating agreements with NBC Multimedia whereby the Company and NBC Multimedia jointly produce, market, and promote the Company's online properties and involves the integration of the Company's and NBC Multimedia's Web sites over a period of two to three years. In connection with these agreements, the Company issued preferred stock and warrants to NBC Multimedia as follows:

    (i) The Company executed an operating agreement whereby the Company issued a warrant to purchase 375,000 shares of common stock with an exercise price of $4.00 per share. The warrant is exercisable at any time prior to its expiration in April 2003. Pursuant to the original agreement, of the shares issuable upon exercise of the warrants, 50% and 25% are subject to cancellation, if not previously exercised, in the event NBC Multimedia cancelled the agreement for convenience prior to February 25, 1999 and February 25, 2000, respectively. On April 15, 1999, the Board of Directors amended the operating agreement with NBC to effect the immediate issuance of a noncancelable warrant to purchase 375,000 shares of common stock in exchange for the previous warrant issued to NBC under this agreement. The warrant was initially valued at approximately $630,000 using the Black-Scholes option pricing model.

    (ii) The Company executed an operating agreement whereby the Company issued 500,000 shares of Series D Stock valued at $4.00 per share and a warrant to purchase 130,556 shares of Series D Stock with a weighted average exercise price of $7.66 per share. The warrant is exercisable at any time prior to its expiration in August 2003. Pursuant to the original terms, of the shares issuable upon exercise of the warrant, 25% are subject to cancellation, if not previously exercised, in the event NBC multimedia cancelled the agreement for convenience prior to August 2001. On April 15, 1999, the Board of Directors amended the operating agreement with NBC to effect the immediate issuance of a noncancelable warrant to purchase 130,556 shares of Series D Stock in exchange for and upon cancellation of the previous warrant issued to NBC under this agreement. The warrant was initially valued at approximately $439,000 using the Black-Scholes option pricing model.

     In accordance with ETIF 96-18, the warrants subject to cancellation were required to be revalued at each balance sheet date based on the current fair value through the date the related cancellation or repurchase rights lapsed. As a result of the amendments described above, the value of the warrants that were initially subject to cancellation was fixed and measured on April 15, 1999 based on the Series E Redeemable Preferred Stock price per share. The fair value of the Series D Stock of $2,000,000 and the fair value of the warrants of $2,179,000 issued in connection with the operating agreements was recorded in Other Assets and is being amortized over the remaining term of the respective operating agreements, which coincides with when the services are received. For the years ended December 31, 1999 and 1998, amortization expense related to these agreements of $1,964,000 and $662,000, respectively, was recorded to noncash advertising and promotional charges in the statement of operations. As of December 31, 1999 and 1998, the unamortized value attributable to the noncancelable preferred stock and warrants of $1,552,000 and $2,253,000, respectively, was recorded in Other Assets.

(10) Related Party Transactions

     On December 21, 1999, the Company entered into a Series C Preferred Stock Agreement with SocialNet, Inc. ("SocialNet"), a privately held corporation. In accordance with the Series C Preferred Stock Agreement, the Company purchased 1,554,404 shares of Series C Preferred Stock of SocialNet, representing a 7.6% ownership interest in SocialNet, for $3.0 million. The Company accounts for this investment under the cost method. Additionally, the Company recorded $129,000 in revenue for the sale of advertising and business services to SocialNet in 1999. Accounts receivable from SocialNet were $30,000 at December 31, 1999.

     In 1999 and 1998, the Company recorded revenue totaling $569,000 and $92,000, respectively, for the sale of advertising and business services to various stockholders of the Company. Accounts receivable from the stockholders were $192,000 and $31,000, respectively. Accounts payable to stockholders were $22,000 and $2,000 at December 31, 1999 and 1998, respectively.

(11) Network Participants

     As of December 31, 1999, the Company's community included 31 network participants with whom it produces co-branded versions of Talk City for their approximate 50 Internet sites. The network participants consist of three types of companies: major media, Internet service providers and Internet content. Through its network participants, the Company receives user volume driven by the network participants. The volume is considered to be "driven" by network participant if the user comes to the Company's site via a participant's site. For the year ended December 31, 1999, approximately 35% of the Company's advertising and sponsorship revenues were based on volume driven by its network participants. For this period, one network participant was responsible for approximately 28% of the Company's advertising and sponsorship revenue. If the Company were to terminate or otherwise lose the benefit of its network participants, the Company could be at risk of being unable to replace the network participant's volume and associated advertising and sponsorship revenues which could have a negative impact on the Company's operating results.

(12) Subsequent Event

     On January 3, 2000, the Company acquired Research Connections, Inc., ("RCI"), a privately-held online market research company. The Company will pay $500,000 in cash and issue 242,424 shares of its common stock with an approximate fair value of $3 million in exchange for all outstanding shares of RCI. Cash consideration of $500,000 is due as follows: $250,000 was paid on January 3, 2000; $125,000 will be paid on April 3, 2000; and $125,000 will be paid on July 3, 2000. In addition, contingent cash consideration of $1.5 million, subject to an employment agreement with the sole shareholder of RCI, was placed into an escrow fund. Funds will be released over four years with 25% released on January 3, 2001 and the remainder released evenly over the following thirty-six months. In the event the shareholder is terminated for cause or voluntarily leaves employment of the Company, then all remaining cash in the escrow fund shall be forfeited to the Company and the shareholder will have no further right to such cash.

The Company will record the cash consideration of $1.5 million as compensation expense as the funds are released from escrow.

     The acquisition will be accounted for as a purchase. Therefore, the results of operations of RCI and the fair value of the assets acquired and liabilities assumed will be included in the Company's financial statements beginning on the acquisition date. The preliminary allocation of the purchase price will result in goodwill of approximately $3.4 million, which will be capitalized and amortized on a straight line basis over five years.

PART III

Item: 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item: 10  Directors and Executive Officers of the Registrant

     We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement.

Item: 11  Executive Compensation

     The information required by this item is incorporated herein by reference to the Proxy Statement.

Item: 12  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the Proxy Statement.

Item: 13  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV


Item:  14  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)  Exhibits

     2.1 Agreement and Plan of Reorganization between the registrant and Research Connections, Inc., dated January 3, 2000.

     3.2    Second Amended and Restated Certificate of Incorporation of the
            Company.*

     3.3    Bylaws of the registrant.*

     4.1    Form of registrant's Common Stock certificate.*

     4.2 Third Amended and Restated Shareholders Rights Agreement, dated April 23, 1999, between the registrant and the parties named therein, as amended on May 26, 1999.*

    10.1 Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.*

    10.2    1996A Stock Option Plan and related agreements.*

    10.3    Amended and Restated 1996 Stock Option Plan and related agreements.*

    10.4    1999 Employee Stock Purchase Plan.*

    10.5    1999 Director Option Plan.*

    10.6 Office Lease Agreement, dated May 21, 1997, by and between the registrant and The Manufacturers Life Insurance Company (U.S.A.).*

    10.7 Office Lease Agreement, dated February 28, 1999, by and between the registrant and SLG Graybar LLC.*

    10.8 Repurchase Agreement, dated November 20, 1996, as amended, by and between the registrant and Peter H. Friedman.*

    10.9 Repurchase Agreement, dated November 20, 1996, as amended, by and between the registrant and Jenna Woodul.*

   10.10 Stock Option Agreement, dated March 1, 1999, by and between the registrant and Jeffrey Snetiker.*

   10.11 Master Service Agreement, dated April 19, 1999, by and between the registrant and Frontier GlobalCenter.*

   10.12 Network Affiliation Agreement, dated March 1, 1998 by and between the registrant and 24/7 Media Inc.*

   10.13 Content and Services Agreement, effective July 19, 1998, by and between the registrant and WebTV Networks, Inc.*

   10.14 Contract, dated May 13, 1997, by and between the registrant and NFO Research.*

   10.15 Operating Agreement, dated August 24, 1998, by and between the registrant and Cox Interactive Media, Inc.*

   10.16 Hearst-Talk City Operating Agreement, dated April 20, 1999, by and between the registrant and Hearst New Media and Technology division, a division of Hearst Communications, Inc.*

   10.17 Series D Preferred Stock Purchase Agreement, dated October 30, 1998, by and between the registrant and Hearst Communications, Inc., Hearst New Media & Technology division, as amended on April 15, 1999.*

   10.18 NBC-Talk City Chat Services Agreement, dated August 21, 1998, by and between the registrant and NBC Multimedia, Inc., as amended on April 19, 1999.*

   10.19 Letter Agreement, dated February 25, 1998, by and between the registrant and NBC Multimedia, Inc., as amended on July 27, 1998 and April 19, 1999.*

   10.21 Lease Agreement, dated May 5, 1999, by and between the registrant and Pruneyard Associates, LLC.*

   10.22 Sublease Agreement, Second Amendment to Lease and Consent to Sublease Agreement, and Tri-Party Construction Agreement dated October 20, 1999, by and between the registrant, Compuware Corporation and Pruneyard Associates, LLC. **

   23.1     Consent of KPMG LLP, Independent Auditors.

   27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-K in accordance with the Edgar requirements).
  ______________

 * Incorporated by reference from registrant's 424(b) Prospectus, dated July 19, 1999, as declared effective by the Securities and Exchange Commission on July 19, 1999.
** Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(b) Financial Statement Schedule

    The following financial statement schedule for the years ended December 31, 1999, 1998, and 1997 should be read in conjunction with the financial statements of Talk City, Inc. filed as part of this Annual Report on Form 10-K.

    Schedule II - Valuation and Qualifying Accounts
    -----------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Charged to
                                            Balance at         Charged to        other
                                            beginning of       costs and         accounts -        Deduction -      Balance at
Description                                 period              expenses         describe (1)      describe  (2)    end of period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts           $100,000            $214,084            $104,000             164,084          $254,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts              --                100,000               --                    --            100,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
 Deducted from asset accounts:
  Allowance for doubtful accounts              --                  --                  --                    --                --
-----------------------------------------------------------------------------------------------------------------------------------

     (1)   Charges to revenue
     (2)   Uncollectible accounts written off, net of recoveries


(c)  Reports on Form 8-K
     No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.

            REPORT ON SCHEDULE OF KPMG, LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Talk City, Inc.:


The audits referred to in our report included herein dated February 2, 2000, included the accompanying financial statement schedule as of December 31, 1999, and for each of the years in the three-year period ended December 31, 1999. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ KPMG LLP

Mountain View, California
February 2, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TALK CITY, INC.

                            By:  /s/ Peter Friedman
                        -------------------------------

                               Peter H. Friedman
                            Chief Executive Officer
                           and Chairman of the Board

                                 March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

------------------------------------------------------------------------------------------------------------------------------
Name                                         Title                                   Date
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Principal Executive Officer:
------------------------------------------------------------------------------------------------------------------------------
/s/ Peter H. Friedman                        Chief Executive Officer and             March 28, 2000
---------------------                        Chairman of the Board
Peter H. Friedman
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Principal Financial Officer and Principal
Accounting Officer:
------------------------------------------------------------------------------------------------------------------------------
/s/ Jeffrey Snetiker                         Senior Vice President,                  March 28, 2000
--------------------                         Chief Financial and
Jeffrey Snetiker                             Administrative Officer
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Directors:
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
/s/ John Sculley                             Director                                March 28, 2000
----------------
John Sculley
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
/s/ Joseph A. Graziano                       Director                                March 28, 2000
----------------------
Joseph A. Graziano
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
/s/ Kenneth A. Bronfin                       Director                                March 28, 2000
----------------------
Kenneth A. Bronfin
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
/s/ Barry M. Weinman                         Director                                March 28, 2000
--------------------
Barry M. Weinman
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
/s/ Thomas P. Hirschfeld                     Director                                March 28, 2000
------------------------
Thomas P. Hirschfeld
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
/s/ Martin J. Yudkovitz                      Director                                March 28, 2000
-----------------------
Martin J. Yudkovitz
------------------------------------------------------------------------------------------------------------------------------