Form 10-Q
period 2000-03-31
TALK CITY INC
filed 2000-05-12
CIK 1080088

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

    (Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -        EXCHANGE ACT OF 1934

    For the quarter ended March 31, 2000 or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -        EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission file number 333-77455

                                 TALK CITY, INC.
             (Exact name of Registrant as specified in its charter)


                 Delaware                                 77-0426524
    ---------------------------------        ---------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

         1919 South Bascom Avenue
           Campbell, California                               95008
 ---------------------------------------                      -----
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

                           Yes       X        No
                                     -              -


    The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding at May 5, 2000 was 24,988,211.

--------------------------------------------------------------------------------

                                 TALK CITY, INC.
                                    FORM 10-Q


                                      INDEX



                                                                    PAGE NUMBER
                                                                    -----------
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements:

          Unaudited Condensed Balance Sheets at March 31, 2000
              and December 31, 1999                                          3

          Unaudited Condensed Statements of Operations for the three
              months ended March 31, 2000 and 1999                           4

          Unaudited Condensed Statements of Cash Flows for the three
              months ended March 31, 2000 and 1999                           5

          Notes to Unaudited Condensed Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        25


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         25

Item 6.   Exhibits and Reports on Form 8-K                                  26

Signatures                                                                  28

   Part I. FINANCIAL INFORMATION
   Item 1.      Financial Statements


                                 TALK CITY, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------     ------------

                                        Assets
Current assets:
   Cash and cash equivalents                        $  25,089        $  14,112
   Short term investments                              18,546           41,541
   Accounts receivable, net                             3,726            3,533
   Prepaid expenses and other current assets              828            1,772
                                                   ------------     ------------
     Total current assets                              48,189           60,958
Property and equipment, net                             8,357            5,689
Other assets                                            8,663            7,880
Goodwill, net                                           3,246                -
                                                   ------------     ------------
Total assets                                        $  68,455        $  74,527
                                                   ============     ============

                         Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable, current portion                   $     146        $     154
   Accounts payable                                     2,917            3,977
   Accrued liabilities                                  3,980            3,302
   Deferred revenue                                     1,083              664
                                                   ------------     ------------
     Total current liabilities                          8,126            8,097
Notes payable, less current portion                        79              107
                                                   ------------     ------------
     Total liabilities                                  8,205            8,204
Stockholders' equity:
   Common stock                                            25               24
   Additional paid-in-capital                         135,145          131,306
   Deferred stock based compensation                     (472)            (550)
   Notes receivable from stockholders                    (981)            (992)
   Accumulated deficit                                (73,467)         (63,465)
                                                   ------------     ------------
     Total stockholders' equity                        60,250           66,323
                                                   ------------     ------------
     Total liabilities and stockholders' equity     $  68,455        $  74,527
                                                   ============     ============

             See accompanying notes to the condensed financial statements.

                                 TALK CITY, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            Three Months Ended
                                                -----------------------------------------
                                                    March 31,                March 31,
                                                       2000                     1999
                                                ----------------         ----------------

Revenues:
   Business services                             $       1,572            $         357
   Advertising and sponsorships                          1,963                      623
                                                ----------------         ----------------
Total revenue                                            3,535                      980
Cost of revenue                                          3,619                    1,345
                                                ----------------         ----------------
Gross margin                                               (84)                    (365)

Operating expenses:
   Product development                                   1,765                      758
   Sales and marketing                                   4,934                    3,546
   General and administrative                            3,051                      974
   Noncash advertising and promotional charges             718                    1,410
   Amortization of goodwill                                171                       --

Total operating expenses                                10,639                    6,688
                                                ----------------         ----------------

Loss from operations                                   (10,723)                  (7,053)
   Interest income, net                                    721                      154
                                                ----------------         ----------------
Net loss                                               (10,002)                  (6,899)
   Accretion of discount related to redeemable
    convertible preferred stock and warrants                --                       72
                                                ----------------         ----------------
Net loss applicable to common stockholders       $     (10,002)           $      (6,971)
                                                ================         ================

Basic and diluted net loss per common share      $       (0.41)           $       (1.90)
                                                ================         ================

Weighted average basic and diluted common shares
outstanding                                             24,530                    3,661
                                                ================         ================

         See accompanying notes to the condensed financial statements.

                                 TALK CITY, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Three Months Ended
                                                                                           --------------------------------
                                                                                             March 31,           March 31,
                                                                                                2000                1999
                                                                                           -------------       ------------
Cash flows from operating activities:
 Net loss                                                                                   $  (10,002)          $  (6,899)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization                                                                     861                 162
 Loss on sale of property and equipment                                                             15                   -
 Stock compensation expense                                                                         78                 169
 Noncash advertising and promotional charges                                                       717               1,410
 Provision for accounts receivable allowance                                                        60                   -
 Changes in operating assets and liabilities:
   Accounts receivable                                                                            (253)               (449)
   Prepaid expenses and other current assets                                                       944                 (47)
   Accounts payable                                                                             (1,060)                647
   Accrued liabilities                                                                             678                 358
   Deferred revenue                                                                                419                   -
                                                                                           -------------       ------------
Net cash used in operating activities                                                           (7,543)             (4,649)
                                                                                           -------------       ------------
Cash flows from investing activities:
 Purchases of property and equipment                                                            (3,392)               (531)
 Proceeds from sale of property and equipment                                                       19                   -
 Cash paid for acquisition of Research
  Connections, Inc., net of cash acquired                                                         (417)                  -
 Purchases of short-term investments                                                            (4,285)                  -
 Proceeds from sale of short-term investments                                                   27,280                   -
 Other assets                                                                                   (1,500)                 (4)
                                                                                           -------------       ------------
Net cash provided by (used in) used in investing activities                                     17,705                (535)
                                                                                           -------------       ------------
Cash flows from financing activities:
 Proceeds from stock option and warrant exercises                                                  842                   -
 Proceeds from repayment of stockholders' notes receivable                                           9                   -
 Repayment of notes payable                                                                        (36)                (29)
                                                                                           -------------       ------------
Net cash provided by (used in) financing activities                                                815                 (29)
                                                                                           -------------       ------------

Net increase (decrease) in cash and cash equivalents                                            10,977              (5,213)
Cash and cash equivalents at beginning of period                                                14,112               8,697
                                                                                           -------------       ------------
Cash and cash equivalents at end of period                                                    $  5,089              $3,484
                                                                                           =============       ============

 Cash paid during the period for interest                                                     $    13                  $16
                                                                                           =============       ============

Supplemental disclosure of noncash financing activities:
 Common stock issuance for acquisition of Research Connections, Inc.                          $  3,000            $      -
                                                                                           =============       ============

 Accretion of redeemable convertible preferred stock and warrants                             $      -            $     72
                                                                                           =============       ============

 Common stock issued for notes receivable, net of repurchases                                 $      -            $    618
                                                                                           =============       ============

 Issuance of stock and warrants for advertising and promotional services                      $      -            $    904
                                                                                           =============       ============

 Deferred compensation related to option grants                                               $      -            $    715
                                                                                           =============       ============

          See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

        The condensed financial statements have been prepared by Talk City, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Talk City, Inc. ("Talk City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in Note 3, necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the three months ended March 31, 2000 and 1999. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior years' financial statements to conform to the March 31, 2000 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

        The results of operations for the three months ended March 31, 2000 is not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

2.  NATURE OF OPERATIONS

        Talk City was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. Talk City is a provider of online communities and interactive services for businesses and consumers. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated, customized communities, producing online events and conducting online market research. For consumers, the Company operates a network of online communities located at www.talkcity.com. These
                                               ----------------
    communities offer services such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling business services and advertising and sponsorships on its Web sites to corporations of various sizes within several industries. Talk City has incurred operating losses since inception through March 31, 2000. The Company had an accumulated deficit of $73.5 million at March 31, 2000.

3.  ACQUISITION OF RESEARCH CONNECTIONS, INC.

        On January 3, 2000, the Company acquired Research Connections, Inc. ("RCI"), a privately-held online market research company. The Company paid $500,000 in cash and issued 242,424 shares of its Common Stock, with an approximate fair market value of $3 million, in exchange for all outstanding shares of RCI. The fair market value was based on the Company's closing price of its Common Stock on December 15, 1999 which is the date the Company and RCI mutually agreed to the significant terms and conditions of the merger. The cash consideration of $500,000 is due as follows: $250,000 was paid on January 3, 2000; $125,000 was paid on April 3, 2000; and $125,000 will be paid on July 3, 2000. In addition, contingent cash consideration of $1.5 million, subject to an employment agreement with the sole shareholder of RCI, was placed into an escrow fund and recorded as restricted cash in Other Assets. Funds will be released over four years with 25% released on January 3, 2001 and the remainder released evenly over the following 36 months. In the event the shareholder is terminated for cause or voluntarily leaves employment of the Company, then all remaining cash in the escrow fund shall be forfeited to the Company and the shareholder will have no further right to such cash. The Company will record the cash consideration of $1.5 million as compensation expense as the funds are released from escrow.

        The Company accounted for the acquisition of RCI pursuant to the purchase method of accounting. Thus, the results of operations of RCI and the fair value of the assets acquired and liabilities assumed was included in the Company's financial statements beginning on the acquisition date. The allocation of the purchase price of $3.5 million resulted in cash and other assets of approximately $100,000 and goodwill of approximately $3.4 million, which was capitalized and is being amortized on a straight line basis over five years.

4.  ADVERTISING AND OPERATING AGREEMENTS

        On April 15, 1999, certain advertising and operating agreements with the National Broadcasting Company, Inc. ("NBC") and Hearst Communications, Inc. ("Hearst") were amended to effect the immediate issuance of warrants and shares of Preferred Stock as follows:

        . 600,000 shares of Series D Preferred Stock ("Series D Stock") and warrants to purchase 266,667 shares of Series D Stock pursuant to the NBC advertising agreement dated August 21, 1998;

        . 750,000 shares of Series D Stock pursuant to the Hearst advertising agreement dated October 30, 1998;

        . A warrant to purchase 375,000 shares of Common Stock in exchange for and upon cancellation of the previous warrant issued to NBC pursuant to the operating agreement dated February 27, 1998; and,

        . A warrant to purchase 130,556 shares of Series D Stock in exchange for and upon cancellation of the previous warrant issued to NBC pursuant to the advertising agreement dated August 21, 1998.

        All the warrants and Preferred Stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair market value of these instruments was measured and fixed on the date of their respective issuance. The fair market value was recorded in Other Assets and is being charged to operations as the advertisements are run. The fair market values attributable to the amended NBC and Hearst agreements were based on the fair value of the Series E Redeemable Convertible Preferred Stock issued at $8.00 per share on April 15, 1999. As of March 31, 2000, $3.8 million remains in Other Assets and will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating agreements. Of the $3.8 million, $2.6 million relates to the Hearst advertising agreement and $1.2 million relates to the NBC operating agreements. The Company incurred noncash advertising and promotional charges of approximately $718,000 and $1.4 million for the three months ended March 31, 2000 and 1999, respectively.

        In connection with the Company's IPO, the preferred stock issued in the above arrangements was converted to common stock at their respective ratios. In addition, the warrants are exercisable into shares of common stock, determined based on the respective conversion ratios.

5.  ACCRUED LIABILITIES

     Accrued liabilities consist of:           March 31,        December 31,
                                                  2000              1999
                                            -----------------  ----------------
                                                      (In thousands)
      Accrued compensation and benefits               $1,521         $     953
      Accrued sales and marketing expenses               591               987
      Accrued moderator expenses                         407               390
      Other accrued liabilities                        1,461               972
                                            -----------------  ----------------
                                                   $   3,980          $  3,302
                                            =================  ================

6.  SEGMENT REPORTING

        The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

        The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in the United States. Revenue from one major customer was $381,000 and $272,000 for the three months ended March 31, 2000 and 1999, respectively. Total receivables from this customer were $417,000 at March 31, 2000 and $377,000 at December 31, 1999.

7.  COMPREHENSIVE INCOME (LOSS)

        Comprehensive loss for the three months ended March 31, 2000 and 1999 equaled the net loss.

8.  NET LOSS PER COMMON SHARE

        Diluted net loss per common share does not include the effects of the following potentially dilutive securities as of March 31, 2000 and 1999:

                                                March 31,         March 31,
                                                  2000               1999
                                              --------------     -------------
                                                      (In thousands)
      Common Stock Options                            2,468               395
      Common Stock Warrants                             991             1,306
      Restricted Common Stock                           264               817
      Redeemable Convertible Preferred Stock              -            11,081
                                              --------------     -------------
                                                      3,723            13,599
                                              ==============     =============

    The average exercise price of the Common Stock Options is $4.11 and $0.33 as of March 31, 2000 and 1999, respectively. The average exercise price of the Common Stock Warrants is $5.83 and $5.25 as of March 31, 2000 and 1999, respectively.

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 2000, the Emerging Issues Task Force ("EITF") issued Statement No. 00-2, "Accounting for Web Site Development Costs." EITF 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Accounting Principle No. 98-1. EITF No. 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company is currently evaluating the impact of this interpretation on its financial statements.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44 ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 is effective July 1, 2000 and is to be applied on a prospective basis for certain specific events that occur after either December 31, 1998 or January 12, 2000. This interpretation is not expected to have a material impact on Talk City.

        In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. The SAB summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and requires companies to comply with the SAB no later than the second quarter of the fiscal year beginning after December 15, 1999. The Company adopted SAB 101 on January 1, 2000. The adoption of SAB 101 has not materially impacted the Company's results of operations for the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements contained herein constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes", "expects," "anticipates," "estimates," "plans," "may," "intends," "will," or similar terms. Such statements include statements concerning the Company's ability to increase the number of business services clients, expand its business services offerings and effectively implement these services, increase advertising and sponsorship revenues, improve or maintain audience or volume measurement metrics, maintain differentiation from other online community providers, maintain or improve the number or quality of network participants and customers, attract and retain key personnel and compete successfully in the marketplace. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Factors That May Affect Results" and elsewhere in this report. These forward-looking statements speak only as of the date hereof. Talk City does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

    The following discussion of financial condition and results of operations of the Company should also be read in conjunction with the financial statements and notes thereto and "Factors That May Affect Results", both of which are included elsewhere in this report.

Overview

    The Company provides online communities and interactive services for businesses and consumers. From inception through March 2000, the Company's operating activities have primarily been focused on:

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

    . developing a comprehensive computer software and hardware infrastructure; and

    .   raising capital.

    To date, substantially all of Talk City's revenues have been derived from the sale of its business services, advertising and sponsorships. Talk City's business services include designing customized communities, producing online events and conducting online market research. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues, including setup or upfront fees, derived from business services are recognized ratably over the term of the contract period or upon completion of the online event or market research project, provided that the collection of the receivable is probable.

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

    Cost of revenues include content costs, payroll and related expenses for the editorial staff, Web site design and production staff, moderator costs, Internet connection charges and depreciation and maintenance costs necessary to support the Company's Web site. In addition, cost of revenues include expenses associated with conducting online market research, producing online business events and implementing customized business communities.

    Operating expenses consist primarily of product development, sales and marketing, general and administrative and interest expenses. Product development expenses consist primarily of salaries, payroll taxes, benefits and related expenditures for technology, software development, project management and support personnel. Sales and marketing expenses consist primarily of advertising and promotion costs, salaries, commissions and other related costs of internal sales and marketing personnel and program expenses, public relations costs and other marketing expenses. General and administrative expenses consist of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, human resources, facilities, legal and fees for other professional services.

    Sales and marketing expenses exclude noncash advertising and promotional charges related to Talk City's advertising on the NBC television network and in magazines owned by Hearst. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. After March 31, 2000, noncash charges of $3.8 will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating or advertising agreements. Of the $3.8 million, $2.6 million relates to the Hearst advertising agreement and $1.2 million relates to the NBC operating agreements. These amounts were determined based on the fair market value of the Company's Common Stock and warrants exchanged for the services received.

    The Company incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999 and $10.0 million for the three months ended March 31, 2000. These losses include noncash advertising and promotional charges of $14.8 million through March 31, 2000. At March 31, 2000, Talk City had an accumulated deficit of $73.5 million. The Company anticipates that it will incur additional operating losses for the foreseeable future.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in Talk City's Condensed Financial Statements:

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                           2000         1999
                                                           ----         ----
    Net revenue                                             100 %        100 %
    Cost of revenue                                         102          137
                                                         ------       ------
    Gross margin                                             (2)         (37)

    Operating expenses:
         Product development                                 50           77
         Sales and marketing                                140          362
         General and administrative                          86           99
         Noncash advertising and promotional charges         20          144
         Amortization of goodwill                             5           --
                                                         ------       ------
            Total operating expenses                        301          682
                                                         ------       ------
    Operating loss                                         (303)        (719)
    Interest income, net                                     20           16
                                                         ------       ------
    Net loss                                               (283)%       (703)%
                                                         ======       ======


    Net Revenue. Net revenue increased 261% to $3.5 million for the three months ended March 31, 2000 from $980,000 for the three months ended March 31, 1999, an increase of approximately $2.5 million. The increase was primarily due to the expansion of the Company's sales force, an increased number of business services projects as a result of a broader and more extensive business services product portfolio, an increased number of advertisers and continued growth in the number of chat hours and user volume. Substantially all of Talk City's revenue is derived within North America.

    Cost of Revenue. Cost of advertising, sponsorship and business services revenue was $3.6 million, or 102% of total revenue, for the three months ended March 31, 2000. Cost of advertising, sponsorship and business services revenue was $1.3 million, or 137% of total revenue, for the three months ended March 31, 1999. Cost of revenue, as a percent of total revenue, decreased due to a growth in revenue of approximately $2.6 million over the prior period. Cost of revenue for the three months ended March 31, 2000 increased in absolute dollars by $2.3 million due to increased personnel-related costs, the hiring of more moderators, Internet connection fees and server related expenses associated with conducting additional online events and market research studies, as well as supporting the increased traffic to the Company's Web sites.

    Product Development. Product development expenses for the three months ended March 31, 2000 and 1999 were approximately $1.8 million, or 50% of total revenue, and $758,000, or 77% of total revenue, respectively. The increase in absolute dollars was primarily attributable to additional personnel-related costs and consulting fees associated with developing products and software to expand the Company's business services product portfolio and enhance the functionality of the Company's Web sites. Talk City expects that product development will increase for the foreseeable future as it continues to hire additional personnel, develop and increase the functionality of its business services products and enhance the quality and functionality of its Web sites.

    Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2000 and 1999 were approximately $4.9 million, or 140% of total revenue, and approximately $3.5 million, or 362% of total revenue, respectively. The increase in absolute dollars in sales and marketing expenses was primarily attributable to an increase in sales personnel, commissions and expenses associated with expanding the Company's New York City office and opening sales offices in Chicago, San Francisco and Los Angeles during the second half of 1999. Talk City expects that sales and marketing expenses will increase for the foreseeable future as it continues to expand its internal sales force, hires additional marketing personnel and increases expenditures for promotion and marketing of its business services products.

    General and Administrative. General and administrative expenses for the three months ended March 31, 2000 and 1999 were approximately $3.1 million, or 86% of total revenue, and $974,000, or 99% of total revenue, respectively. The increase in absolute dollars in general and administrative expenses was primarily attributable to an increase in personnel-related and recruiting costs associated with increased staffing in order to build the Company's infrastructure and increased rent and operating costs relating to its new corporate headquarters. The increase was also due to costs associated with operating as a public company, such as directors' and officers' liability insurance, investor relations and professional service fees. The Company expects general and administrative expenses to increase in the future as it continues to hire additional personnel and incur additional costs related to the growth of its business and operations as a public company.

    Noncash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three months ended March 31, 2000 and 1999 were $717,000, or 20% of total revenue, and approximately $1.4 million, or 144% of total revenue, respectively. The decrease in noncash and promotional charges for the three months ended March 31, 2000 was primarily due to the full utilization, as of June 30, 1999, of advertising provided under the NBC advertising agreements.

    Amortization of Goodwill. The Company recorded amortization of $171,000 as of March 31, 2000. This amortization is in connection with the acquisition of RCI in January 2000. The goodwill of approximately $3.4 million related to this acquisition is being amortized over the expected period of benefit of five years. There was no similar charge in 1999.

    Interest Income, Net. Interest income, net includes income from Talk City's cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three months ended March 31, 2000 and 1999 was $721,000 and approximately $154,000, respectively. The increase in interest income, net was primarily due to higher average investment balances during the three months ended March 31, 2000 as a result of the Company's private placement in April 1999 of Preferred Stock, with aggregate net proceeds of approximately $20.0 million, and the Company's IPO in July 1999 with net proceeds of approximately $55.4 million.

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

Liquidity and Capital Resources

    Since Talk City's inception in March 1996, the Company has financed its operations primarily through the private placement of its Preferred Stock, its IPO in July 1999 and, to a lesser extent, through equipment financing. As of March 31, 2000, the Company had approximately $25.1 million in cash and cash equivalents and approximately $18.5 million in short-term investments.

    Net cash used in operating activities was approximately $7.5 million and $4.6 million for the three months ended March 31, 2000 and 1999, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses excluding the effects of noncash advertising expenses and depreciation and amortization.

    Net cash provided by investing activities was approximately $17.7 million and net cash used in investing activities was $535,000 for the three months ended March 31, 2000 and 1999, respectively. Cash provided by investing activities for the three months ended March 31, 2000 consisted of approximately $27.3 million in sales of short-term investments partially offset by approximately $3.4 million in purchases of equipment, approximately $4.3 million in purchases of short-term investments and $1.5 million placed into an escrow fund for an employment agreement with the sole shareholder of RCI . The increase in purchases of property and equipment was due to leasehold improvements, furniture and office equipment associated with the Company's new corporate headquarters. In addition, the Company began to purchase additional servers for its co-location server site which is expected to be operational in the second quarter of 2000.

    Net cash provided by financing activities was approximately $815,000 and net cash used in financing activities was $29,000 for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities for the three months ended March 31, 2000 consisted primarily of net proceeds of $842,000 from stock option and warrant exercises partially offset by principal payments on notes payable. Net cash used in financing activities for the three months ended March 31, 1999 consisted of principal payments on notes payable.

    As of March 31, 2000, the Company's principal commitments consisted of obligations outstanding under operating leases. In October 1999, the Company signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. Pursuant to the lease agreement, the Company has provided a $2,100,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after every 12 months through December 14, 2005 provided no default has occurred. Future minimum lease payments under all non-cancelable operating leases total $18.4 million as of March 31, 2000.

    In May 1998, Talk City obtained an equipment line of credit with a financial institution in the amount of $2.0 million. This line of credit is secured by the Company's fixed assets and has a four year term that expires in April 2002. As of March 31, 2000, the amount outstanding under this line of credit was $225,000.

    Talk City's capital requirements depend on numerous factors, including market acceptance of its business services, the resources the Company allocates to its community network, marketing and selling its services, brand promotions and other factors. The Company has experienced substantial increases in its expenditures since its inception consistent with growth in its operations and personnel, and the Company anticipates that its expenditures will continue to increase for the foreseeable future. Additionally, the Company will continue to evaluate possible acquisitions of or investments in complementary businesses, technologies, services or products and plans to expand its sales and marketing programs. Talk City currently believes that its available cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 18 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion, including significant increases in personnel and office facilities; to develop new or enhance existing services or products; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet its long term liquidity needs, the Company may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.


Factors That May Affect Results

Talk City has incurred losses since inception and it may be unable to achieve profitability or generate positive cash flow

    Talk City incurred net losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999 and $10.0 million for the three months ended March 31, 2000, and it may be unable to achieve profitability in the future. If the Company continues to incur net losses in future periods, it may be unable to achieve one or more key elements of its strategy, including the following:

    .   increase the number of business services clients;
    . increase its sales and marketing activities, including increasing the number of its sales personnel;
    .   expand its content and community offerings for its users;
    .   expand its moderator network; or

    .   introduce e-commerce services.

    Talk City expects to continue to incur significant operating expenditures, as well as noncash advertising and promotional charges, and as a result the Company will need to generate significant revenues to achieve and maintain profitability. As of March 31, 2000, Talk City had an accumulated deficit of approximately $73.5 million, including noncash advertising and promotional charges of $14.8 million. The Company may not achieve profitability if its revenue increases more slowly than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues. If the Company does achieve profitability, it may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause its stock price to decline.

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

Revenue growth in prior periods may not be indicative of future growth

    The Company achieved significant revenue growth in 1999 as well as the three months ended March 31, 2000. Its limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in its markets as a result of increased competition, evolving technology and customers' business requirements. Accordingly, current and potential investors should not rely on past revenue growth as a prediction of future growth.

Talk City's growth will depend on its ability to increase its business services revenues

    Talk City derives a substantial portion of its revenues from the sale of business services and it expects to continue to rely on these revenues for the foreseeable future. If the Company does not continue to develop business services revenues, its revenues may not meet its expectations or may decline and Talk City will need to revise its revenue model to reflect this. Business services represented 12% of its total revenues in 1997, 36% of its total revenues in 1998, 33% of its total revenues in 1999 and 44% of its total revenues in the three months ended March 31, 2000. The Company's growth and future success will depend on its ability to increase the number of its business services clients, expand its business services offerings, effectively implement these services and increase the average revenue per project and per client. Talk City's ability to generate significant business services revenues will also depend, in part, on its ability to create new business services offerings without diluting the value of its existing programs. Talk City has only recently begun to hire business services sales personnel and intends to hire additional business service personnel in the near future.

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

Talk City recently launched its marketing campaign to increase awareness of its business services offerings, with no guarantee of success, which could decrease our results of operations

    Talk City recently began its "We Helped" marketing campaign to increase the industry's awareness of its business services offerings. If this campaign does not increase awareness or generate sales of the Company's business services at the level it anticipates, or at all, the Company's limited sales and marketing resources will have been expended with no increase in its revenues, which could decrease its results of operations. In addition, if the Company's campaign is not successful, its sales and marketing personnel will have been diverted and focused on this failed campaign when they could have been focused on other activities, such as sales and marketing efforts towards its advertisers and sponsors or network participants.

Talk City relies heavily on advertising and sponsorship revenues, and if its advertising and sponsorship revenues decline due to lack of acceptance of the Internet as an advertising medium, its business will not grow or will decrease

    Talk City derives a substantial portion of its revenues from sponsorships and advertising. Advertising and sponsorship revenue represented 88% of its total revenue in 1997, 64% of its total revenue in 1998, 67% of its total revenue in 1999 and 56% of its revenue for the three months ended March 31, 2000. As a result, the Company's success is highly dependent on the increased use of the Internet as an advertising medium. Talk City's business will not grow or will decrease if the market for Internet advertising fails to develop or develops slower than expected. Most of the Company's current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for advertising is subject to a high level of uncertainty. No standards are widely accepted to measure the effectiveness of Internet advertising. If these standards do not develop, existing sponsors or advertisers may not continue their current level of Internet-based programming, and sponsors or advertisers who are not currently advertising on the Internet may be reluctant to do so.

If Talk City does not provide its advertisers with the guaranteed number of impressions required by its contracts with them, its reputation would be harmed and its advertising inventory would be decreased

    The terms of the Company's advertising contracts generally range from one week to twelve months. Talk City's advertising contracts guarantee the advertiser a minimum number of impressions, or times that an advertisement is seen by users of its sites. If minimum impression levels are not achieved for any reason, the Company may be required to provide additional impressions after the contract term which could reduce the availability of advertising inventory for its other current and potential advertisers. Continued inability to deliver the guaranteed number of impressions to its advertisers would hurt the Company's reputation and could cause its current as well as potential advertisers to not advertise on its sites. If minimum guaranteed impressions are not met, Talk City defers recognition of the corresponding revenues until guaranteed impression levels are achieved.

Talk City relies on its network participants for user volume and increased revenues

    Talk City's network participants currently drive approximately 66% of the volume of the Company's sites, which is defined as the number of Internet page views or Internet advertisement views seen by its users. The volume is considered to be "driven" by the network participant if the user comes to the Company's sites via the participant's site. If Talk City was to terminate or otherwise lose the benefit of all of its network participant contracts, the Company would risk losing as much as 66% of its volume. Talk City's network participant contracts typically have terms of six months to three years each.

    In addition, the Company sells advertisements based on the volume of its sites, including volume provided by its network participants. Of the Company's total advertising and sponsorship revenue for the three months ended March 31, 2000, approximately 33% was generated through advertisements that ran based on volume provided by its network participants. If Talk City was to terminate or otherwise lose the benefit of all of its network participant contracts, the Company could lose as much as 33% of its advertising and sponsorship revenue. Talk City would need to replace these revenues with increased revenues from its business services. For the three months ended March 31, 2000, none of the Company's network participants individually drove volume responsible for more than 10% of its advertising and sponsorship revenue, except WebTV Network which was responsible for approximately 19% of its advertising and sponsorship revenue for the quarter.

Talk City relies on WebTV Network for a substantial amount of its volume and revenues, and if its contract with WebTV Network were not renewed or terminated, the Company would need to replace this volume and revenues through other sources

    Talk City has a two-year contract with WebTV Network which runs through July 2000. If this contract were to be terminated or not renewed, the Company could lose as much as 43% of its volume. The Company would need to replace this volume with volume from its other network participants, through the growth of its sites or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. In addition, if Talk City were unable to replace this volume, the Company may be unable to replace the 19% of its advertising and sponsorship revenues generated by WebTV Network.

Talk City recently acquired RCI and if the Company is not successful in integrating RCI's operations with its own, the Company's revenue and operating results could decline

    Talk City's recent acquisition of RCI, an online market research company, will only be successful if the Company is able to integrate its operations with its own, which could substantially divert attention from the day-to-day operations of the combined company. The diversion of the attention of management, especially its Vice President of Business Services and other key business services sales personnel, and any difficulties encountered in the transition process could cause the revenues and operating results of the combined company to decline. The Company must successfully integrate RCI's services offerings, specifically online market research, with its own.

    In addition, integrating personnel with disparate business backgrounds and corporate cultures may be difficult. Further, this integration must occur at a time when the Company is significantly increasing its focus and sales and marketing efforts on its business services, including online market research sales. The sales personnel of RCI must effectively work with Talk City's personnel for this to be successful. It is possible that neither Talk City nor RCI will retain key management and sales personnel.

    The acquisition of RCI could also cause the Company's business clients or clients of RCI to be uncertain about its ability to support the combined company's services and the direction of the combined company's development efforts. This may result in the delay or cancellation of orders, a significant decrease in Talk City's business services revenues and limit its ability to implement its business strategy.

Talk City recently invested in SocialNet, Inc. and its investment could be at risk if SocialNet, Inc. does not grow as expected, or at all

    In December 1999, the Company invested $3.0 million in SocialNet, Inc. ("SocialNet"), an online relationships company, in return for 1,554,404 shares of Series C Preferred Stock of SocialNet, which represents approximately 7.6% of SocialNet's outstanding shares. The price per share for the Series C Preferred Stock was $1.93. Talk City's investment in this start-up company is at risk if SocialNet does not grow at the level the Company anticipates or at all. In addition, the benefits to the Company, including enhancing its demographic targeting, may not be realized if SocialNet fails to perform as the Company expects or achieve its business strategy. Many of these factors are out of Talk City's control.

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

Talk City depends on its users for content, promotion and sustaining an engaged audience, and if its users become dissatisfied or do not become engaged with its service, the Company would need to increase its expenditures for these activities

    Talk City depends largely on its users for content, word-of-mouth promotion and for sustaining an involved audience for its advertisers and, to a lesser extent, its business clients. If its users become dissatisfied or do not become engaged with its service, they will not generate significant content or promote its sites and the Company will have to increase the expenditure of its own resources for these activities. In addition, dissatisfied or disengaged users would not continue to attract other users to the Company's sites. Loss of its users and failure to increase its number of engaged users would hurt the Company's efforts to generate increased revenues. The Company's users may become dissatisfied with its service as a result of the increased focus on commercialization of its services due to their continued exposure to advertising or e-commerce activities on its sites or the use of their information for commercial purposes. Talk City's users may also become dissatisfied with its service if the Company does not maintain its structured environment, if it experiences system failures or it does not continually upgrade its software functionality. In addition, users may visit its community for a single event, such as a live event regarding the Grammy Awards, or to explore its community and not return.

Talk City depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated programming

    Talk City depends on its network of trained community leaders and moderators, which consisted of approximately 2,000 individuals as of March 31, 2000, to draw its users into its community and maintain its structured and moderated programming. Most of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a community leadership position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, its trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its service, would cause the Company to implement new programs to engage its users and maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources which would increase its operating expenses.

Maintaining and promoting Talk City's brand identity is a critical aspect of maintaining and expanding its user base, business clients and the number of its network participants

    We intend to continue our financial commitment to the maintenance and promotion of our brand loyalty through advertising campaigns in several forms of media, including television, print and billboards. These campaigns may not successfully enhance our brand, and we may incur excessive expenses in connection with our efforts to promote and maintain our brand without generating a corresponding increase in revenues, which would contribute to our not achieving profitability. We spent approximately $7.4 million in 1998 and $11.4 million in 1999 on these activities. We expect to spend over $7.8 million in fiscal year 2000, consisting of a combination of cash and noncash in-kind advertising. The amounts include co-branding, ingredient branding, where the Talk City brand receives a less prominent position than the brand, usually as an ingredient of the overall service offered, such as "chat powered by Talk City," and other marketing activities with our network. These other marketing activities will consist of activities in which we work with our network participants to promote the services in a way which highlights both brands' involvement in the services offered.

   Promotion and enhancement of our brand also will depend, in part, on our ability to continue to provide a clean, well lighted community experience. The value of our brand could diminish if businesses, users, network participants and advertisers do not perceive the www.business.talkcity.com business experience or www.talkcity.com community experience to be of high quality or if we introduce new services or enter into new business ventures that are not well received.

Talk City is growing rapidly and must effectively manage and support its growth in order for its business strategy to succeed

    Talk City has grown rapidly and will need to continue to grow in all areas of operation in order to execute its business strategy. Managing and sustaining its growth will place significant demands on management as well as on its administrative, operational and financial systems and controls. If the Company is unable to do this effectively, the Company would have to divert resources such as management time away from the continued growth of its business and implementation of its business strategy. Talk City had 82 employees as of March 31, 1999 compared to 225 employees as of March 31, 2000. The Company anticipates further significant increases in the number of its employees, especially in its sales, marketing and engineering departments, in order to increase its business services and advertising revenues and enhance the content and functionality of its Web sites. This rapid growth caused the Company to outgrow its previous office facilities sooner than it expected. Accordingly, Talk City has relocated its corporate headquarters to a 56,000 square foot facility in Campbell, California.

Talk City's chief executive officer and senior vice president of community are critical to its business and they may not remain with the Company in the future

    Talk City's future success will depend to a significant extent on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, and Jenna Woodul, its Senior Vice President of

Community. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients, advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul and the Company does not maintain any key person life insurance policies.

Talk City must continually attract and retain its sales, engineering, marketing and other personnel or the Company will be unable to execute its business strategy

    Talk City's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering, and marketing personnel. Competition for these personnel is intense in the Internet industry, especially in the very intense Silicon Valley employment market, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel. The Company has in the past experienced, and it expects to continue to experience difficulty in hiring and retaining highly skilled and qualified employees, especially engineers, as a result of its rapid growth and expansion.

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

Talk City's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

    If the Company's volunteer community leaders, consisting of approximately 1,600 individuals, were viewed as employees, Talk City could be subject to payment of back wages and other penalties and its operating expenses could substantially increase. Previously, former volunteers of America Online, Inc. ("AOL") filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

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

Talk City's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

    Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the Company's communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at GlobalCenter's facilities in Sunnyvale, California. In addition, computer viruses, electronic break-ins or other similar interruptions also could disrupt its Web sites. Talk City's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in its systems.

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

Talk City may be liable for its use or sale of its users' personal information

    Talk City could be subject to liability claims by its users for misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has previously investigated various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated. Talk City currently uses its users' personal information internally to determine how to improve its service, applications and features and to target its advertisements and communications. The Company also uses this information externally to provide its advertisers with the demographics of its user base. Talk City may, in the future, sell its user information on an aggregate, not individual, basis.

Talk City may be subject to liability for products sold through its Web sites

    Consumers may sue the Company if any of the products that it sells online are defective, fail to perform properly or injure the user. Liability claims resulting from the sale of products could require the Company to spend significant time and money in litigation or to pay significant damages. To date, Talk City has had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. The Company has developed a range of e-commerce opportunities, such as the Talk City Company Store and Talk City Shopping Network, which will increase the Company's potential liability for products sold via the Company's Web sites.

Internet security and concerns could hinder e-commerce

    The need to securely transmit confidential information over the Internet has been a significant barrier to e-commerce and communications over the Internet. Talk City may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by breaches like this. The Company's insurance policies carry coverage limits that may not be adequate to reimburse for losses caused by security breaches. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information.

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

Current and potential competitors could decrease Talk City's market share and harm its business

    Increases in the number of Web sites competing for the attention and spending of businesses, users and advertisers could result in price reductions, reduced margins or loss of market share, any of which could decrease Talk City's revenues and contribute to the Company not achieving profitability. The barriers to entry in the Internet services market are low and the Company expects the number of its competitors to continue to increase. Any company or individual can establish and maintain a Web site for minimal cost. Talk City competes for business clients, users and advertisers with numerous companies, including the following:

    . online services or Web sites that produce business services, such as market research, customized communities or online events, including Prospero and Broadcast.com, Inc.;
    . online services or Web sites with a focus on community services, such as AOL, GeoCities, Inc., a subsidiary of Yahoo! Inc. ("Yahoo"), Tripod, Inc., a subsidiary of Lycos, Inc. ("Lycos"), Prospero, theglobe.com, Inc., Xoom Inc., Fortune City, Homestead.com, WBS.net and Angelfire;
    . vertical community online services that focus on specific market or demographic segments, such as iVillage Inc., which is focused on women, or iTurf, which is focused on teens;
    . Web retrieval and other Web portal companies that offer community applications, such as chat and home pages, as part of their site, including Excite@Home, Infoseek Corporation, Lycos and Yahoo!; and
    . publishers and distributors of traditional media, such as television, radio and print.

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

Talk City is dependent on the trademark "Talk City" and if the Company could not use this mark, it would need to reimplement its Web site and re-build its brand identity

    Talk City is dependent on the trademark "Talk City." If the Company were prevented from using this trademark, it would need to reimplement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients, users, network participants and advertisers. Talk City's operating expenses would substantially increase if it had to re-build its brand identity or reimplement its Web sites.

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

Talk City's stock price has traded at or below the initial offering price and is likely to be extremely volatile as the market for Internet companies' stock has recently experienced extreme price and volume fluctuations

    The market price of Talk City's Common Stock has traded at or below the initial public offering price and may be extremely volatile as the market for Internet-related and technology companies has experienced extreme price and volume fluctuations in recent months. Despite the strong pattern of operating losses of Internet-related companies, the market demand, valuation and trading prices of these companies has been high. At the same time, the share prices of these companies' stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Since Talk City's initial public offering, at times the market price of its Common Stock has traded at or below the initial offering price of $12.00 per share. If the price per share does not increase, the Company's investors may incur a substantial loss on their investment. Historically, Talk City has experienced significant losses, which totaled $10.0 million for the three months ended March 31, 2000 and $40.1 million and $15.7 million in 1999 and 1998, respectively. In addition, the Company has experienced fluctuations in its volume of users and usage patterns, which could lead to a further decrease, or to extreme volatility, of its stock price. The Company cannot assure you that its stock price will increase to trade at the same levels as other Internet stocks or that Internet stocks in general will sustain current market prices. Volatility in the market price of the Company's Common Stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources.

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

If Talk City raises additional capital through the issuance of new securities, existing shareholders will incur additional dilution

    If the Company raises additional capital through the issuance of new securities, its stockholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by the Company's current stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Talk City's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. Talk City places its investments with high quality issuers and, by policy, limits the amount of credit risk exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. Talk City classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" investments include fixed-rate commercial paper, corporate notes, and market auction preferred securities. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted average interest rates of the Company's investment portfolio at March 31, 2000:

                                   Average          Book            Fair
                                Interest Rate      Value            Value
                              -----------------  -----------   ----------------
   Cash equivalents:
         Fixed rate                 6.00%          $  9,783        $  9,783
         Variable rate              6.12%            13,640          13,640

   Short-term investments:
         Fixed rate                 5.95%            12,371          12,371
         Variable rate              6.05%             6,175           6,175



PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        a)  Recent Sales of Unregistered Securities
            ---------------------------------------

            On January 3, 2000 the Company issued 242,424 shares of its Common Stock, at an agreed upon price per share of $12.38, to the sole shareholder of RCI, in consideration for the acquisition of RCI by the Company. The agreed upon aggregate consideration to RCI was $3.0 million. The shares were issued pursuant to a plan of reorganization agreement. The Company relied upon Section 4(2) of the Securities Act and Regulation D, Rule 506, in connection with the issuance of these securities. The issuance of the Common Stock was made in compliance with all of the terms of Rules 501 and 502 of Regulation D, there were no more than 35 investors, as calculated pursuant to Rule 501(e) of Regulation D, and each investor, who was not an accredited investor, represented to the Company that it had such knowledge and experience in financial business matters that it was capable of evaluating the merits and risks of the investment.

        d)  Use of Proceeds from Sales of Registered Securities
            ---------------------------------------------------

            On July 20, 1999, Talk City consummated the IPO of its Common Stock, $0.001 par value per share. The managing underwriters in the offering were Lehman Brothers, Inc., U.S. Bancorp Piper Jaffray, Volpe Brown Whelan & Company, and E*Trade Securities, Inc., (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") which was declared effective by the SEC on July 19, 1999 (file number 333-77455). All
            5.1 million shares of Common Stock registered under the Registration Statement, including 100,000 shares covered by an over-allotment option that was exercised by the Underwriters, were sold at a price to the public of $12.00 per share. The aggregate offering amount registered was $61.2 million. After deducting the underwriting discounts and commissions of $4,284,000, and the IPO expenses of $1,487,000, the net proceeds to us from our IPO were approximately $55.4 million.

                From the time of receipt through December 31, 1999, Talk City used the net proceeds of approximately $55.4 million from its IPO to invest in short-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. From January 1, 2000 through March 31, 2000, we have applied $12 million of proceeds from the IPO as follows:

                Acquisition of Research Connections, Inc.:      $1.9 million

                Purchase of property and equipment:             $3.4 million

                Working capital:                                $6.7 million


                The foregoing amounts represents the Company's best estimates of its use of proceeds for the period indicated. None of the net offering proceeds were paid, and none of the offerings' expenses were for payments, directly or indirectly to directors, officers or general partners of Talk City or its associates, persons owning
            10% or more of any class of its securities, or affiliates of the Company.


Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

       2.1 Agreement and Plan of Reorganization between the registrant and Research Connections, Inc., dated January 3, 2000.***

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

     --------------

* Incorporated by reference from registrant's 424(b) Prospectus, dated July 19, 1999, as declared effective by the Securities and Exchange Commission on July 19, 1999.

** Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

*** Incorporated by reference from the registrant's Annual Report on Form 10-K for the period ended December 31, 1999.


   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 TALK CITY, INC.
                                  (Registrant)



                              /s/ Jeffrey Snetiker
                     --------------------------------------


                                Jeffrey Snetiker
                   Senior Vice President, Chief Financial and
                             Administrative Officer
                                  May 12, 2000