Form 10-Q
period 2000-06-30
TALK CITY INC
filed 2000-08-10
CIK 1080088

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

          (Mark One)

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        ---  EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission file number 333-77455

                                TALK CITY, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                      77-0426524
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         1919 South Bascom Avenue
           Campbell, California                        95008
  ----------------------------------------           ----------
  (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (408) 871-5200

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

   The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding at August 10, 2000 was 24,985,189.

_______________________________________________________________________________

                                TALK CITY, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                             PAGE NUMBER
                                                                                             -----------
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements:

       Unaudited Condensed Balance Sheets at June 30, 2000 and December 31, 1999                  3

       Unaudited Condensed Statements of Operations for the three and six months
        ended June 30, 2000 and 1999                                                              4

       Unaudited Condensed Statements of Cash Flows for the six months ended June
        30, 2000 and 1999                                                                         5

       Notes to Unaudited Condensed Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
 Operations                                                                                       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               25


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                               25

Item 4.  Submission of Matters to a Vote of Security Holders                                     25

Item 6.  Exhibits and Reports on Form 8-K                                                        26

Signatures                                                                                       28

 Part I. FINANCIAL INFORMATION
 Item 1.    Financial Statements


                                TALK CITY, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                  June 30,              December 31,
                                                                                    2000                    1999
                                                                            ------------------      ------------------
                             Assets
Current assets:
  Cash and cash equivalents                                                           $ 17,191                $ 14,112
  Short term investments                                                                13,956                  41,541
  Accounts receivable, net                                                               4,953                   3,533
  Prepaid expenses and other current assets                                                971                   1,772
                                                                            ------------------      ------------------
    Total current assets                                                                37,071                  60,958
Property and equipment, net                                                              9,393                   5,689
Other assets                                                                             8,179                   7,880
Goodwill, net                                                                            3,075                       -
                                                                            ------------------      ------------------
    Total assets                                                                      $ 57,718                $ 74,527
                                                                            ==================      ==================
               Liabilities and Stockholders' Equity
 Current liabilities:
  Notes payable, current portion                                                      $    127                $    154
  Accounts payable                                                                       1,366                   3,977
  Accrued liabilities                                                                    3,942                   3,302
  Deferred revenue                                                                         932                     664
                                                                            ------------------      ------------------
    Total current liabilities                                                            6,367                   8,097
Notes payable, less current portion                                                         61                     107
                                                                            ------------------      ------------------
    Total liabilities                                                                    6,428                   8,204
Stockholders' equity:
  Common stock                                                                              25                      24
  Additional paid-in-capital                                                           135,519                 131,306
  Deferred stock based compensation                                                       (389)                   (550)
  Notes receivable from stockholders                                                      (969)                   (992)
  Accumulated deficit                                                                  (82,896)                (63,465)
                                                                            ------------------      ------------------
    Total stockholders' equity                                                          51,290                  66,323
                                                                            ------------------      ------------------
    Total liabilities and stockholders' equity                                        $ 57,718                $ 74,527
                                                                            ==================      ==================

         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              Three Months Ended                    Six Months Ended
                                                       --------------------------------    --------------------------------
                                                          June 30,           June 30,          June 30,          June 30,
                                                            2000               1999              2000              1999
                                                       --------------    --------------    --------------     -------------
Revenues:
  Business services                                          $  2,102          $    410          $  3,674          $    767
  Advertising and sponsorships                                  2,405               990             4,368             1,613
                                                       --------------    --------------    --------------     -------------
Total revenue                                                   4,507             1,400             8,042             2,380
Cost of revenue                                                 4,118             1,953             7,737             3,298
                                                       --------------    --------------    --------------     -------------
Gross margin                                                      389              (553)              305              (918)

Operating expenses:
  Product development                                           1,935             1,011             3,700             1,798
  Sales and marketing                                           4,629             4,678             9,563             8,195
  General and administrative                                    2,766             1,137             5,817             2,111
  Restructuring charges                                           469                 -               469                 -
  Noncash advertising and promotional charges                     443             7,921             1,161             9,331
  Amortization of goodwill                                        171                 -               342                 -
Total operating expenses                                       10,413            14,747            21,052            21,435
                                                       --------------    --------------    --------------     -------------
Loss from operations                                          (10,024)          (15,300)          (20,747)          (22,353)
  Interest income, net                                            595               300             1,316               454
                                                       --------------    --------------    --------------     -------------
Net loss                                                       (9,429)          (15,000)          (19,431)          (21,899)
  Accretion of discount related to redeemable
   convertible preferred stock and warrants                         -                71                 -               143
                                                       --------------    --------------    --------------     -------------
Net loss applicable to common stockholders                   $ (9,429)         $(15,071)         $(19,431)         $(22,042)
                                                       ==============    ==============    ==============     =============
Basic and diluted net loss per common share                  $  (0.38)         $  (4.00)         $  (0.79)         $  (5.93)
                                                       ==============    ==============    ==============     =============
Weighted average basic and diluted common
 shares outstanding                                            24,806             3,766            24,668             3,714
                                                       ==============    ==============    ==============     =============

         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                --------------------------------------
                                                                                     June 30,              June 30,
                                                                                       2000                  1999
                                                                                ----------------      ----------------
Cash flows from operating activities:
  Net loss                                                                              $(19,431)             $(21,899)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                                            1,865                   380
  Loss on sale of property and equipment                                                      15                     -
  Stock compensation expense                                                                 161                   348
  Noncash advertising and promotional charges                                              1,161                 9,331
  Provision for accounts receivable allowance                                                195                     -
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   (1,615)               (1,267)
    Prepaid expenses and other current assets                                                801                (1,133)
    Accounts payable                                                                      (2,611)                1,145
    Accrued liabilities                                                                      640                 1,280
    Deferred revenue                                                                         268                   350
                                                                                ----------------      ----------------
Net cash used in operating activities                                                    (18,551)              (11,465)
                                                                                ----------------      ----------------
Cash flows from investing activities:
  Purchases of property and equipment                                                     (5,261)               (1,590)
  Proceeds from sale of property and equipment                                                19                     -
  Cash paid for acquisition of Research Connections, Inc., net of cash acquired             (417)                    -
  Purchases of short-term investments                                                     (4,285)               (9,769)
  Proceeds from sale of short-term investments                                            31,870                 1,800
  Other assets                                                                            (1,460)                  (49)
                                                                                ----------------      ----------------
Net cash provided by (used in) used in investing activities                               20,466                (9,608)
                                                                                ----------------      ----------------
Cash flows from financing activities:
  Proceeds from sale of redeemable preferred stock, net of issuance costs                      -                19,956
  Proceeds from stock option and warrant exercises                                         1,212                    22
  Proceeds from repayment of stockholders' notes receivable                                   25                     -
  Repayment of notes payable                                                                 (73)                  (73)
                                                                                ----------------      ----------------
Net cash provided by financing activities                                                  1,164                19,905
                                                                                ----------------      ----------------
Net increase (decrease) in cash and cash equivalents                                       3,079                (1,168)
Cash and cash equivalents at beginning of period                                          14,112                 8,697
                                                                                ----------------      ----------------
Cash and cash equivalents at end of period                                              $ 17,191              $  7,529
                                                                                ================      ================
  Cash paid during the period for interest                                              $     23              $     44
                                                                                ================      ================
Supplemental disclosure of noncash financing activities:
  Common stock issuance for acquisition of Research Connections, Inc.                   $  3,000              $      -
                                                                                ================      ================
  Accretion of redeemable convertible preferred stock and warrants                      $      -              $    144
                                                                                ================      ================
  Common stock issued for notes receivable, net of repurchases                          $      -              $    618
                                                                                ================      ================
  Issuance of stock and warrants for advertising and promotional
   services                                                                             $      -              $ 12,269
                                                                                ================      ================
  Deferred compensation related to option grants                                        $      -              $    715
                                                                                ================      ================

         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

       The condensed financial statements have been prepared by Talk City, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Talk City, Inc. ("Talk City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in Note 3, necessary for a fair presentation of the financial position at June 30, 2000 and the operating results and cash flows for the three and six months ended June 30, 2000 and 1999. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior years' financial statements to conform to the June 30, 2000 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

       The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

2.   NATURE OF OPERATIONS

       Talk City was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. Talk City is a provider of online marketing services for businesses. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated customized communities, producing online interactive events, conducting online market research and providing outsourced chat and event feeds through advertising and network services. As part of its network services, the Company operates a network of online communities located at www.talkcity.com. These communities offer services
                            ----------------
     such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling its marketing services, and advertising and sponsorships on its Web sites to corporations of various sizes within several industries. Talk City has incurred operating losses since inception through June 30, 2000. The Company had an accumulated deficit of $82.9 million at June 30, 2000.

3.  ACQUISITION OF RESEARCH CONNECTIONS, INC.

       On January 3, 2000, the Company acquired Research Connections, Inc. ("RCI"), a privately-held online market research company. The Company paid $500,000 in cash and issued 242,424 shares of its Common Stock, with an approximate fair market value of $3 million, in exchange for all outstanding shares of RCI. The fair market value was based on the Company's closing price of its Common Stock on December 15, 1999 which is the date the Company and RCI mutually agreed to the significant terms and conditions of the merger. The cash consideration of $500,000 was due as follows: $250,000 was paid on January 3, 2000; $125,000 was paid on April 3, 2000; and $125,000 was paid on July 3, 2000. In addition, contingent cash consideration of $1.5 million, subject to an employment agreement with the former sole shareholder of RCI, was placed into an escrow fund and recorded as restricted cash in Other Assets. Funds will be released over four years with 25% released on January 3, 2001 and the remainder released evenly over the following 36 months. In the event the shareholder is terminated for cause or voluntarily leaves employment of the Company, then all remaining cash in the escrow fund shall be forfeited to the Company and the shareholder will have no further right to such cash. The Company will record the cash consideration of $1.5 million as compensation expense as the funds are released from escrow.

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

       All the warrants and Preferred Stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair market value of these instruments was measured and fixed on the date of their respective issuance. The fair market value was recorded in Other Assets and is being charged to operations as the advertisements are run. The fair market values attributable to the amended NBC and Hearst agreements were based on the fair value of the Series E Redeemable Convertible Preferred Stock issued at $8.00 per share on April 15, 1999. As of June 30, 2000, of the $8.2 million in Other Assets, $3.4 million relates to the advertising and operating agreements and will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating agreements. Of the $3.4 million, $2.4 million relates to the Hearst advertising agreement and $1.0 million relates to the NBC operating agreements. The Company incurred noncash advertising and promotional charges of approximately $443,000 and $1.2 million for the three and six months ended June 30, 2000, respectively.

       In connection with the Company's Initial Public Offering, effective July 19, 1999 (the "IPO"), the Preferred Stock issued in the above arrangements was converted to Common Stock at their respective ratios. In addition, the warrants are exercisable into shares of Common Stock, determined based on the respective conversion ratios.

5.   ACCRUED LIABILITIES


  Accrued liabilities consist of:

                                                                        June 30,         December 31,
                                                                          2000               1999
                                                                    ---------------    ---------------
                                                                               (In thousands)
   Accrued compensation and benefits                                         $  974             $  953
   Accrued sales and marketing expenses                                         971                987
   Accrued moderator expenses                                                   420                390
   Other accrued liabilities                                                  1,577                972
                                                                    ---------------    ---------------
                                                                             $3,942             $3,302
                                                                    ===============    ===============

6.   SEGMENT REPORTING

       The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

       The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in North America. For the three and six months ended June 30, 2000, none of the Company's clients were responsible for more than 8% of its revenue. Total receivables from one individual client were $735,000 and $0 on June 30, 2000 and December 31, 1999, respectively.

7.   COMPREHENSIVE INCOME (LOSS)

       Comprehensive loss for the three and six months ended June 30, 2000 and 1999 equaled the net loss.

8.   NET LOSS PER COMMON SHARE

       Diluted net loss per common share does not include the effects of the following potentially dilutive securities as of June 30, 2000 and 1999:

                                                                         June 30,         June 30,
                                                                           2000            1999
                                                                      -------------    ------------
                                                                              (In thousands)
   Common Stock Options                                                       3,630             507
   Common Stock Warrants                                                        991           1,318
   Unvested Common Stock Subject to Repurchase                                  107             489
   Redeemable Convertible Preferred Stock                                        --          14,780
                                                                      -------------    ------------
                                                                              4,728          17,094
                                                                      =============    ============

       The average exercise price of the Common Stock Options is $10.63 and $1.03 as of June 30, 2000 and June 30, 1999, respectively. The average exercise price of the Common Stock Warrants is $5.83 and $5.27 as of June 30, 2000 and June 30, 1999, respectively.

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

       In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB101B. The SAB summarizes the SEC's views in applying generally accepted accounting
     principles to revenue recognition in financial statements.   In June 2000,
     the SEC issued SAB 101B, which requires companies to comply with the SAB no later than the fourth quarter of the fiscal year beginning after December 15, 1999. The company believes that the adoption of SAB 101 will not materially impact the Company's financial position or results of operations.
       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company believes the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position or cash flows. This statement will be effective for the Company beginning January 1, 2001.

10.  RESTRUCTURING CHARGES

       In June 2000, the Company underwent a restructuring of operations to more clearly focus Talk City as an online marketing services provider (the "Restructuring"). Pursuant to the Restructuring, Talk City intends to focus on four main areas of online business, including (i) live event services, (ii) market research services, (iii) community solutions and (iv) advertising and network services, for businesses. As a result of the Restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. The Unaudited Condensed Statement of Operations for the three and six months ended June 30, 2000 includes a charge of approximately $469,000, related to the Restructuring. Such amount consists of approximately $290,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to the Restructuring were paid as of June 30, 2000.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report contains "forward-looking statements" within the meaning of
  Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
  Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including the Company's ability to increase the number of its online marketing services clients, expand its online marketing services offerings and effectively implement these services, increase revenues, maintain or improve the number or quality of network participants and customers, attract and retain key personnel and compete successfully in the marketplace, as well as other factors set forth under "Factors That May Affect Results" and elsewhere in this report. Talk City does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

     The following discussion of financial condition and results of operations of the Company should also be read in conjunction with the financial statements and notes thereto and "Factors That May Affect Results", both of which are included elsewhere in this report.

  Overview

     The Company provides online marketing services for businesses. From inception through June 2000, the Company's operating activities have primarily been focused on:

     . developing and expanding its online marketing services offerings and client base;
     .  establishing operating relationships with its network participants;
     .  expanding the audience and usage of its services;
     . building sales momentum and developing programs and content to enhance its network services;
     .  developing the quality environment of its services;
     .  recruiting personnel;
     . developing a comprehensive computer software and hardware infrastructure; and
     .  raising capital.

     To date, substantially all of Talk City's revenues have been derived from the sale of its business services, advertising and sponsorships. Talk City's business services include designing fully integrated, customized communities, interactive online event services, online research services, and outsourced chat and event network services. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues, including setup or upfront fees, derived from business services are recognized ratably over the term of the contract period or upon completion of the online event or market research project, provided that the collection of the receivable is probable.

     Advertising and sponsorship revenues are derived from two sources. Advertising revenues generally come from short-term banner advertisement contracts. Sponsorship revenues come from contracts under which the Company offers a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Talk City's advertising and sponsorship clients enter into short-term agreements pursuant to which they generally receive a guaranteed number of advertising impressions on the Company's network sites. Advertising and sponsorship revenues are recognized in the period in which the advertisement is displayed or the sponsorship event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract. In some cases, where Talk City contracts with sales representative firms to sell advertising revenues, Talk City recognizes revenues net of the commissions paid.

     Cost of revenues include content costs, payroll and related expenses for the editorial staff, Web site design and production staff, moderator costs, Internet connection charges and depreciation and maintenance costs necessary to support the Company's Web sites. In addition, cost of revenues include expenses associated with conducting online market research, producing online business events and implementing customized business communities.

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

  After June 30, 2000, noncash charges of $3.4 million will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating or advertising agreements. Of the $3.4 million, $2.4 million relates to the Hearst advertising agreement and $1.0 million relates to the NBC operating agreements. These amounts were determined based on the fair market value of the Company's Common Stock and warrants exchanged for the services received.

     The Company incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999 and $19.4 million for the six months ended June 30, 2000. At June 30, 2000, Talk City had an accumulated deficit of $82.9 million. These losses include noncash advertising and promotional charges of $15.2 million through June 30, 2000. The Company anticipates that it will incur additional operating losses for the foreseeable future. The Company's anticipation that it will incur additional operating losses for the forseeable future is a forward-looking statement.

     In June 2000, the Company underwent a Restructuring of operations to more clearly focus Talk City as an online marketing services provider. Pursuant to the Restructuring, Talk City intends to focus on four main areas of online business, including (i) live event services, (ii) market research services,
  (iii) community solutions and (iv) advertising and network services, for businesses. As a result of the Restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. The Unaudited Condensed Statement of Operations for the three and six months ended June 30, 2000 includes a charge of approximately $469,000, related to the Restructuring. Such amount consists of approximately $290,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to the Restructuring were paid as of June 30, 2000.


  Results of Operations

  The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in Talk City's Condensed Financial Statements:

                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                             ------------------          -------------------
                                                              2000         1999           2000          1999
                                                             -----         -----         -----         -----
Net revenue                                                   100 %         100 %         100 %         100 %
Cost of revenue                                                 91           140            96           139
                                                             -----       -------         -----         -----
Gross margin                                                     9           (40)            4           (39)

Operating expenses:
  Product development                                           43            72            46            75
  Sales and marketing                                          103           334           119           344
  General and administrative                                    61            81            72            89
  Restructuring charges                                         10            --             6            --
  Noncash advertising and promotional charges                   10           566            15           392
  Amortization of goodwill                                       4            --             4            --
                                                             -----       -------         -----         -----
    Total operating expenses                                   231         1,053           262           900
                                                             -----       -------         -----         -----
Operating loss                                                (222)       (1,093)         (258)         (939)
  Interest income, net                                          13            22            16            19
                                                             -----       -------         -----         -----
Net loss                                                     (209)%      (1,071)%        (242)%        (920)%
                                                             =====       =======         =====         =====

    Net Revenue. Net revenue increased 222% to approximately $4.5 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999, an increase of approximately $3.1 million. Net revenue increased 238% to approximately $8.0 million for the six months ended June 30, 2000 from $2.4 million for the six months ended June 30, 1999. This increase was primarily due to the expansion of the

  Company's sales force, an increased number of marketing services projects as a result of a broader and more extensive marketing services product portfolio, an increased number of advertisers and continued growth in the number of chat hours and user volume. Substantially all of Talk City's revenue is derived within North America.

     Cost of Revenue. Cost of advertising, sponsorship and marketing services revenue was $4.1 million, or 91% of total revenue, for the three months ended June 30, 2000 compared to $2.0 million, or 140% of total revenue, for the three months ended June 30, 1999. Cost of advertising, sponsorship and business services revenue for the six months ended June 30, 2000 was approximately $7.7 million, or 96% of total revenue compared to $3.3 million or 139% of total revenue for the six months ended June 30, 1999. Cost of revenue increased in absolute dollars by $2.2 and $4.4 million compared to the same periods in the prior years due to increased personnel-related costs, the hiring of more moderators, Internet connection fees and server related expenses associated with conducting additional online events and market research studies, as well as supporting the increased traffic to the Company's Web sites.

     Product Development. Product development expenses for the three months ended June 30, 2000 and 1999 were approximately $1.9 million, or 43% of total revenue, and $1.0 million, or 72% of total revenue, respectively. Product development expenses for the six months ended June 30, 2000 and 1999 were $3.7 million, or 46% of revenue, and $1.8 million, or 75% of revenue. The increase in absolute dollars was primarily attributable to additional personnel-related costs and consulting fees associated with developing products and software to expand the Company's marketing services product portfolio and enhance the functionality of the Company's Web sites. Talk City expects that product development expenses will increase for the foreseeable future as it continues to hire additional personnel, develop and increase the functionality of its marketing services products, especially due to the Restructuring, and enhance the quality and functionality of its Web sites. The Company's expectation regarding increases in product development expenses in the future is a forward-looking statement.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2000 and 1999 were approximately $4.6 million, or 103% of total revenue, and approximately $4.7 million, or 334% of total revenue, respectively. Sales and marketing expenses for the six months ended June 30, 2000 and 1999 were approximately $9.6 million, or 119% of revenue, and $8.2 million, or 344% of revenue, respectively. The decrease in absolute dollars in sales and marketing expenses for the quarter was primarily attributable to a decrease in online advertising expenses partially offset by an increase in sales personnel, commissions and expenses associated with expanding the Company's New York City office and opening sales offices in Chicago, San Francisco and Los Angeles. Talk City expects that sales and marketing expenses will decrease in absolute dollars in the foreseeable future as it reduces creative development, print advertising, online advertising and other promotional marketing expenses, as well as lowers headcount related expenses as a result of the Restructuring. The Company's expectation regarding decreases in sales and marketing expenses in the future is a forward-looking statement.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2000 and 1999 were approximately $2.7 million, or 61% of total revenue, and $1.1 million, or 81% of total revenue, respectively. General and administrative expenses for the six months ended June 30, 2000 and 1999 were approximately $5.8 million, or 72% of total revenue, and $2.1 million, or 89% of total revenue, respectively. The increase in absolute dollars in general and administrative expenses was primarily attributable to an increase in personnel-related and recruiting costs associated with increased staffing in order to build the Company's infrastructure and increased rent and operating costs relating to its new corporate headquarters. The increase was also due to costs associated with operating as a public company, such as directors' and officers' liability insurance, investor relations and professional service fees. The Company expects general and administrative expenses to remain relatively constant in absolute dollars as the Company's operating infrastructure is substantially complete. The Company's statement regarding general and administrative expenses remaining relatively constant is a forward-looking statement.

     Noncash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three months ended June 30, 2000 and 1999 were $443,000, or 10% of total revenue, and $7.9 million, or 566% of total revenue, respectively. Noncash advertising and promotional charges for the six months ended June 30, 2000 and 1999 were approximately $1.2 million, or 14% of total revenue, and $9.3 million, or 392% of total revenue, respectively. The decrease in noncash and promotional charges for the three months and six months ended June 30, 2000 was primarily due to the full utilization, as of June 30, 1999, of advertising provided under the NBC advertising agreements.

     Amortization of Goodwill. The Company recorded amortization of $342,000 through June 30, 2000. This amortization was recorded in connection with the acquisition of RCI in January 2000. The goodwill of approximately $3.4 million related to this acquisition is being amortized over the expected period of benefit of five years. There was no similar charge in 1999.

     Interest Income, Net. Interest income, net includes income from Talk City's cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three months ended June 30, 2000 and 1999 was approximately $595,000 and $300,000, respectively. Interest income, net for the six months ended June 30, 2000 and 1999 was approximately $1.3 million and $454,000, respectively. The increase in interest income, net was primarily due to higher average investment balances as a result of the Company's IPO in July 1999 with net proceeds of approximately $55.4 million.

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

     Restructuring. Pursuant to the Restructuring, and the associated reduction in workforce of 35 employees, or approximately 15% of the total workforce, the Unaudited Condensed Statement of Operations for the three and six months ended June 30, 2000 includes a charge of approximately $469,000. This charge consists of approximately $290,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to the Restructuring were paid as of June 30, 2000. Such Restructuring charges represent 10% and 6% of revenue for the three and six months ended June 30, 2000, respectively. There was no similar charge in 1999. While Talk City does not project any further expenses related to the Restructuring, it cannot be certain that additional expenditures or charges will not be required in the future. In addition, Talk City cannot be certain that its Restructuring will be successfully accepted or adopted by the market, including its current investors or security analysts, the Company's current or potential business or consumer clients, the Company's current or potential network participants, or its current or potential advertisers. If the Restructuring is not accepted or adopted by parties above, among others, our business could be adversely affected. The above discussion regarding the potential for additional Restructuring charges or expenditures and nonacceptance by the market and other entities or individuals of the Restructuring is a forward-looking statement.

   Liquidity and Capital Resources

     Since Talk City's inception in March 1996, the Company has financed its operations primarily through the private placement of its Preferred Stock, its IPO in July 1999 and, to a lesser extent, through equipment financing. As of June 30, 2000, the Company had approximately $17.2 million in cash and cash equivalents and approximately $14.0 million in short-term investments.

     Net cash used in operating activities was approximately $18.6 million and $11.5 million for the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses excluding the effects of noncash advertising expenses and depreciation and amortization.

     Net cash provided by investing activities was approximately $20.5 million and net cash used in investing activities was $9.6 million for the six months ended June 30, 2000 and 1999, respectively. Cash provided by investing activities for the six months ended June 30, 2000 consisted of approximately $31.9 million in sales of short-term investments partially offset by approximately $5.3 million in purchases of equipment, approximately $4.3 million in purchases of short-term investments and $1.5 million placed into an escrow fund for an employment agreement with the former sole shareholder of RCI. The increase in purchases of property and equipment was due to leasehold improvements, furniture and office equipment associated with the Company's new corporate headquarters. In addition, the Company purchased additional servers for its co-location server site which will be operational during the third quarter of 2000. The Company's expectation that the co-location server site will be operational in the third quarter of 2000 is a forward-looking statement.

     Net cash provided by financing activities was approximately $1.2 million and $19.9 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of net proceeds of approximately $1.2 million from stock option and warrant exercises partially offset by principal payments on notes payable. Net cash provided by financing activities for the six months ended June 30, 1999 consisted of proceeds from the Company's private placement in April 1999 of Preferred Stock.

     As of June 30, 2000, the Company's principal commitments consisted of obligations outstanding under operating leases. In October 1999, the Company signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. Pursuant to the lease agreement, the Company has provided a $2,100,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after every 12 months through December 14, 2005 provided no default has occurred. Future minimum lease payments under all non-cancelable operating leases total approximately $18.8 million as of June 30, 2000.

     In May 1998, Talk City obtained an equipment line of credit with a financial institution in the amount of approximately $2.0 million. This line of credit is secured by the Company's fixed assets and has a four-year term that expires in April 2002. As of June 30, 2000, the amount outstanding under this line of credit was approximately $188,000.

     Talk City's capital requirements depend on numerous factors, including market acceptance of its online marketing services, especially due to the Restructuring, marketing and selling its online marketing services as a result of the Restructuring, brand promotions and other factors. The Company has experienced substantial increases in its expenditures since its inception consistent with growth in its operations and personnel. Talk City currently believes that its available cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 18 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion, to market and promote its Restructuring, to develop new or enhance existing marketing services or products, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet its long term liquidity needs, the Company may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

  Factors That May Affect Results

  If the recent Restructuring of Talk City designed to increase awareness of and refocus the Company's business on online marketing services, is not be accepted, its results of operations may decrease and the business may be adversely affected

     In the later half of June 2000, Talk City began its Restructuring, pursuant to which it reorganized its business into four main areas of operations, including online live events services, market research services, community solutions, and advertising and network services. If the Restructuring does not increase awareness or generate sales of the Company's online marketing services at the level it anticipates, or at all, the Company's limited management and other resources will have been expended with no increase in revenue, which could decrease its results of operations, and otherwise adversely affect the business.

  The reduction in workforce related to the Restructuring could result in market uncertainty and decreased employee morale

     The reduction in workforce of Talk City by approximately 15% pursuant to the Restructuring could result in market concerns about the operations of the Company. Reductions in workforce sometimes result in operational concerns about a company in the market and, while the Company's reduction was in connection with the Restructuring, the Company may not be able to respond adequately to reports of securities analysts or the market. In addition, the Company must adequately take the appropriate steps to prevent decreased or to sustain employee morale due to the reduction in workforce.

  Talk City has incurred losses inclusive of noncash charges since inception and it may be unable to achieve profitability or generate positive cash flow

     Talk City incurred net losses of approximately $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999 and $19.4 million for the six months ended June 30, 2000, and it may be unable to achieve profitability in the future. If the Company continues to incur net losses in future periods, it may be unable to achieve one or more key elements of its strategy, including the following:

     .  increase the number of online marketing services clients;
     .  increase its sales activities;
     . adequately inform the market about its product positioning; or . maintain the number of its network participants.

     Talk City expects to continue to incur significant operating expenditures, as well as noncash advertising and promotional charges, and as a result the Company will need to generate significant revenues to achieve and maintain profitability. As of June 30, 2000, Talk City had an accumulated deficit of approximately $82.9 million, including noncash advertising and promotional charges of $15.2 million. The Company may not achieve profitability if its revenue increases more slowly than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues. If the Company does achieve profitability, it may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause its stock price to decline.

  Fluctuations in quarterly operating results may cause the stock price to decline

     The Company's operating results in one or more future quarters may be below the expectations of its investors, and as a result the price of its Common Stock could decline. Talk City expects that its quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

     .  its dependence on increased online marketing services revenues;
     .  expansion of its sales force;
     .  the length of its sales cycle;
     . its ability to increase its audience of loyal, engaged clients and consumers;
     .  management of growth; and
     . potential technical difficulties or system down time affecting the Internet generally or the Company specifically.

     These factors are described in more detail in the risk factors described below. Many of these factors are beyond the Company's control.

  Revenue growth in prior periods may not be indicative of future growth

     The Company achieved significant revenue growth in 1999 as well as the six months ended June 30, 2000. Its limited operating history makes prediction of future growth difficult. In addition, due to the Restructuring, the Company has shifted its focus to its online marketing services which is a new focus of the Company and it cannot predict its revenue growth as a result. Accurate predictions of future growth are also difficult because of the rapid changes in its markets as a result of increased competition, evolving technology and clients' business requirements. Accordingly, current and potential investors should not rely on past revenue growth as a prediction of future growth.

  Talk City's growth will depend on its ability to increase its online marketing services revenues

     Talk City has derived, and will continue to derive, a substantial portion of its revenues from the sale of online marketing services. If the Company does not continue to develop online marketing services revenues, its revenues may not meet its expectations or may decline and Talk City will need to revise its revenue model to reflect this. The Company's growth and future success will depend on its ability to increase the number of its online marketing services clients, expand its online marketing services offerings, effectively implement these services and increase the average revenue per project and per client. Talk City's ability to generate significant online marketing services revenues will also depend, in part, on its ability to create new online marketing services offerings without diluting the value of its existing programs.

  Talk City's growth will depend upon the acceptance of the Internet as an attractive medium for its online marketing services clients

     Talk City's current and potential business clients must accept the Internet as an attractive and sustainable substitute medium for the traditional methods to which they are accustomed. The market for online marketing services may not continue to develop and may not be sustainable. The Internet, as an online marketing services solution, has not been available for a sufficient period of time for the Company to gauge its effectiveness as compared with traditional methods, such as trade shows, phone and mail surveys and video conferencing.

  Talk City derives a substantial portion of its revenues from sponsorships and advertising, and if its advertising and sponsorship revenues decline due to lack of acceptance of the Internet as an advertising medium, its business will not grow or will decrease

     Talk City derives a substantial portion of its revenues from sponsorships and advertising. Advertising and sponsorship revenue represented 88% of its total revenue in 1997, 64% of its total revenue in 1998, 67% of its total revenue in 1999 and 54% of its revenue for the six months ended June 30, 2000. As a result, the Company's success is highly dependent on the increased use of the Internet as an advertising medium. Talk City's business will not grow or will decrease if the market for Internet advertising fails to develop or develops slower than expected. Most of the Company's current or potential advertising clients have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for advertising is subject to a high level of uncertainty. No standards are widely accepted to measure the effectiveness of Internet advertising. If these standards do not develop, existing sponsors or advertisers may not continue their current level of Internet-based programming or may be unwilling to pay the current advertising rates, and sponsors or advertisers who are not currently advertising on the Internet may be reluctant to do so.

  If Talk City does not provide its advertisers with the guaranteed number of impressions required by its contracts with them, its reputation would be harmed and its advertising inventory would be decreased

     The terms of the Company's advertising contracts generally range from one week to twelve months. Talk City's advertising contracts guarantee the advertiser a minimum number of impressions, or times that an advertisement is seen by users of its sites. If minimum impression levels are not achieved for any reason, the Company may be required to provide additional impressions after the contract term which could reduce the availability of advertising inventory for its other current and potential advertisers. Continued inability to deliver the guaranteed number of impressions to its advertisers could hurt the Company's reputation and could cause its current as well as potential advertisers to not advertise on its sites. If minimum guaranteed impressions are not met, Talk City defers recognition of the corresponding revenues until guaranteed impression levels are achieved.

  Talk City relies on its network participants for user volume and increased revenues

     Talk City's network participants drove approximately 55% of the volume of the Company's Web sites for the six months ended June 30, 2000. Volume is defined as the number of Internet page views or Internet advertisement views seen by its users. The volume is considered to be "driven" by the network participant if the user comes to the Company's sites via the participant's Web site. If Talk City was to terminate or otherwise lose the benefit of all of its network participant contracts, the Company would risk losing as much as 55% of its volume. Talk City's network participant contracts typically have terms of six months to three years each.

     In addition, the Company sells advertisements based on the volume of its sites, including volume provided by its network participants. Of the Company's total advertising and sponsorship revenue for the six months ended June 30, 2000, approximately 24% was generated through advertisements that ran based on volume provided by its network participants. If Talk City was to terminate or otherwise lose the benefit of all of its network participant contracts, the Company could lose as much as 24% of its advertising and sponsorship revenue. Talk City would need to replace these revenues with increased revenues from its online marketing services. For the six months ended June 30, 2000, none of the Company's network participants individually drove volume responsible for more than 5% of its advertising and sponsorship revenue, except WebTV Network, a wholly owned subsidiary of Microsoft Corporation ("WebTV Network"), which was responsible for approximately 16% of its advertising and sponsorship revenue for the six months ended June 30, 2000.

  Talk City relies on WebTV Network for a substantial amount of traffic on its advertising network and, to a lesser extent its revenue, and if its contract with WebTV Network was terminated, the Company would need to replace this volume and revenue through other sources

     Talk City recently renewed its contract with WebTV Network for a term of one year, expiring in July 2001. If this contract were to be terminated, the Company could lose as much as 33% of the traffic on its advertising network. The Company would need to replace this volume with volume from its other network participants, through the growth of its own Web sites, or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. In addition, if Talk City were unable to replace this volume, the Company may be unable to replace the 16% of its advertising and sponsorship revenues generated by WebTV Network for the six months ended June 30, 2000.

  Talk City acquired RCI and if the Company is not successful in integrating RCI's operations with its own, the Company's revenue and operating results could decline

     Talk City's acquisition of RCI, an online market research company, in January 2000 will only be successful if the Company is able to integrate its operations with its own, which could divert attention from the day-to-day operations of the combined company. The diversion of the attention of management and key sales personnel, and any difficulties encountered in the transition process could cause the revenues and operating results of the combined company to decline. The Company must successfully integrate RCI's services offerings, specifically online market research, with its own.

     Further, this integration is occurring as the Company is undergoing its Restructuring. The online marketing capabilities of RCI must effectively work and combine with Talk City's new, restructured online market research component for the integration to be successful. It is possible that neither Talk City nor RCI will retain key management and sales personnel.

     The acquisition of RCI, combined with the Company's Restructuring could also cause the Company's business clients or clients of RCI to be uncertain about its ability to support the combined company's services and the direction of the combined company's development efforts. This may result in the delay or cancellation of orders, a significant decrease in Talk City's online marketing services revenues and limit its ability to implement its business strategy.

  Talk City invested in SocialNet, Inc. and its investment could be at risk if SocialNet, Inc. does not grow as expected, or at all

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

  Talk City's variable sales cycle may cause the Company to incur substantial expenses and expend management time without generating the corresponding revenues, which would slow its cash flow

     Talk City's sales cycle, particularly with its business clients, varies in length of time. During the sales cycle, the Company may expend substantial funds and management resources without generating corresponding revenues. The time between the date of its initial contact with a potential client and the execution of a contract with that potential client typically ranges from a few weeks for smaller agreements to several months for larger agreements. Its sales cycle is also subject to delays as a result of factors over which the Company has little or no control, including the following:

     .  budgetary constraints;
     .  internal acceptance reviews;
     . the success and continued internal support of advertisers', online marketing services clients' and network participants' own development efforts; and
     . the possibility of cancellation or delay of projects by advertisers, online marketing services clients or network participants.

     The length and uncertainty of its sales cycle also may harm its billing and collection efforts. The length of the sales cycle might prevent the Company from rendering its services on a more accelerated basis, which slows its cash flow and reduces its ability to fund the expenditures the Company incurs during the sales cycle.

  Talk City depends on the clients of its online marketing services, including business clients, advertisers, network participants and end users of its network, for content, promotion and sustaining an engaged audience, and if its clients or users become dissatisfied or do not become engaged with its services, the Company would need to increase its expenditures for these activities

     Talk City depends largely on clients of its online marketing services, including business clients, advertisers, network participants and end users of its network, for content, word-of-mouth promotion and for sustaining an involved audience for its advertisers and business clients. If such clients or users become dissatisfied or do not become engaged with its services, they will not generate significant content or promote its Web sites or services and the Company will have to increase the expenditure of its own resources for these activities. In addition, dissatisfied or disengaged clients or users would not continue to attract other clients or users to the Company's sites. Loss of its clients or users and failure to increase its number of engaged clients or users would hurt the Company's efforts to generate increased revenues. The Company's clients or users may become dissatisfied with its services as a result of the increased focus on commercialization of its services due to their continued exposure to advertising activities on its Web sites or the use of their information for commercial purposes. Talk City's clients or users may also become dissatisfied with its services if the Company does not maintain its structured environment, attract quality business clients, experience system failures or does not continually upgrade its software functionality.

  Talk City depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated environment

     Talk City depends on its network of trained community leaders and moderators, which consisted of approximately 1,700 active individuals as of June 30, 2000, to draw its users into its services and maintain its structured and moderated environment. Most of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a "leadership" position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, its trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its services, could cause the Company to implement new programs to engage its users and maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources which would increase its operating expenses.

  Talk City is growing rapidly and must effectively manage and support its growth in order for its business strategy to succeed

     Talk City has grown rapidly and will need to continue to grow in all areas of operation in order to execute its business strategy. Managing and sustaining its growth will place significant demands on management as well as on its administrative, operational and financial systems and controls. If the Company is unable to do this effectively, the Company would have to divert resources such as management time away from the continued growth of its business and implementation of its business strategy. Talk City had 132 employees as of June 30, 1999 compared to 201 employees as of June 30, 2000. The Company anticipates further significant increases in the number of its employees, especially in its engineering departments, in order to increase its online marketing services revenues and enhance the content and functionality of its Web sites.

  Talk City's chief executive officer and senior vice president of community are critical to its business and they may not remain with the Company in the future

    Talk City's future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, and Jenna Woodul, its Senior Vice President of Community. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients, advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul and the Company does not maintain any key person life insurance policies.

  Talk City must continually attract and retain its sales, engineering and other key personnel or the Company will be unable to execute its business strategy

    Talk City's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering and other key personnel. Competition for such personnel is intense in the Internet industry, especially in the very intense Silicon Valley employment market, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel. The Company has, in the past, experienced, and expects to continue to experience difficulty in hiring and retaining highly skilled and qualified employees, especially engineers, as a result of its rapid growth and expansion.

  Talk City may be unable to consummate potential acquisitions or investments or successfully integrate them with its business which could slow its growth strategy

    As part of its continued strategy to expand its online marketing services, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. Talk City may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, which could harm its growth strategy. If Talk City does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired services, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees, and increase its expenses.

  Talk City's paid moderators could be viewed as employees rather than independent contractors which could subject the Company to adverse tax and employee benefit consequences

    Talk City treats its paid moderators, consisting of approximately 450 individuals as of June 30, 2000, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. One or more jurisdictions may deem its paid moderators to be employees rather than independent contractors and seek to impose taxes, and any applicable interest and penalties, on the Company. The law regarding the distinction between independent contractors and employees is not entirely clear. The Company could be subject to substantial tax and employee benefit liabilities if it were ultimately determined that its paid moderators are actually employees.

  Talk City's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     If the Company's active volunteer community leaders, consisting of approximately 1,250 individuals as of June 30, 2000, were viewed as employees, Talk City could be subject to payment of back wages and other penalties and its operating expenses could substantially increase. Previously, former volunteers of America Online, Inc. ("AOL") filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

  System failures or slow downs would harm the Company's reputation and thus reduce its attractiveness to its current and future business clients, users, network participants and advertisers

    System failures could harm the Company's reputation and reduce its attractiveness to businesses, network participants and advertisers. Talk City's ability to attract potential business clients, network participants and advertisers to promote its brand will depend significantly on the performance of its network infrastructure. In addition, a key element of its strategy is to effectively perform its online marketing services for its business clients in order to increase the usage of its online marketing services by business clients. Increased usage of the Company's online marketing services could strain the capacity of its infrastructure, resulting in a slowing or outage of its services and reduced traffic to its Web sites. Talk City may be unable to improve its technical infrastructure in relation to increased usage of its services. In addition, the Company's users depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

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

  Talk City must keep pace with rapid technological change and the intense competition of the Internet industry in order to succeed

    Talk City's market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The growth of the Internet and intense competition in the industry exacerbate these market characteristics. In addition, in recent months many Internet-related companies, similar to Talk City, have consolidated or restructured in order to remain competitive within the Internet industry. To succeed, Talk City will need to effectively implement its Restructuring, integrate the various software programs and tools required to enhance and improve its service offerings and be accepted by and manage its business. Any enhancements or new services or features must meet the requirements of its current and prospective clients and must achieve significant market acceptance. The Company's success also will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services. Talk City could also incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes.

  Talk City may be liable for misappropriation by others of its users' personal information

    If third parties were able to penetrate the Company's network security or otherwise misappropriate its users' personal information, Talk City could be subject to liability. These could include claims for impersonation or other similar fraud claims.

  Talk City may be liable for its use or sale of its users' personal information

    Talk City could be subject to liability claims by its users for misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has previously investigated various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated. Talk City currently uses its users' personal information internally to determine how to improve its services, applications and features, and to target its advertisements and communications. The Company also uses this information externally to provide its advertisers with the demographics of its user base. Talk City may, in the future, sell its user information on an aggregate, not individual, basis.

  Changes in government regulation could limit Talk City's Internet activities or result in additional costs of doing business on the Internet

    Currently, few laws or regulations exist that specifically regulate communications on the Internet, but Talk City expects more stringent laws and regulations to be enacted due to the popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit user volume and increase operating expenses. In addition, the application of existing laws to the Internet is uncertain and may take years to resolve and could expose the Company to substantial liability for which Talk City might not be indemnified by the content providers or other third parties. Existing laws and regulations currently, and new laws and regulations are likely to address a variety of issues, including the following:

     .  user privacy and expression;
     .  the rights and safety of children;
     .  information security;
     . the convergence of traditional channels with Internet commerce; and . taxation and pricing.

  If Internet service providers become regulated in a manner similar to long distance telephone carriers, Internet growth may grow at a slower pace which would cause the Company's revenues to decrease

     If Internet growth slows due to proposals to regulate Internet service providers similar to long distance telephone carriers, Talk City's volume and the demand for its online marketing services would decline which would cause its revenues to decrease. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers, such as Pacific Bell, have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

  Talk City may be subject to liability for publishing or distributing content over the Internet

     Talk City may be subject to claims relating to content that is published on or downloaded from its Web sites. The Company also could be subject to liability for content that is accessible from its Web sites through links to other Web sites. Although Talk City carries general liability and multimedia liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. In addition, any claims like this, with or without merit, would result in the diversion of its financial resources and management personnel.

  Current and potential competitors could decrease Talk City's market share and harm its business

     Increases in the number of Web sites competing for the attention and spending of businesses, consumers and advertisers could result in price reductions, reduced margins or loss of market share, any of which could decrease Talk City's revenues and contribute to the Company not achieving profitability and failing. The barriers to entry in the Internet services market are low and the Company expects the number of its competitors to increase. Any company or individual can establish and maintain a Web site for minimal cost. Talk City competes for business clients, consumers, network participants and advertisers with numerous companies, including the following:

     . online services or Web sites that produce online marketing services, such as live events, market research or customized community solutions, including Prospero Technologies Corporation ("Prospero"), Broadcast.com, Inc., and Greenfield Online;

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

     . Web retrieval and other Web portal companies that offer community applications, such as chat and home pages, as part of their site, including Excite@Home, Infoseek Corporation, Lycos and Yahoo; and

     . publishers and distributors of traditional media, such as television, radio and print.

  Talk City depends on third-party software to measure user demographics and for other related services and, if this software does not function properly, the Company would need to purchase new software or write the software themselves, each of which could cause a temporary disruption in its business

     If software purchased from third parties to perform the Company's services does not function properly or is not updated, the Company would need to purchase new software from other third-party providers. Even though the third-party software Talk City currently uses is easily replaced through multiple other third-party providers, or by it writing the necessary software programs themselves, each of these alternatives would require an unplanned increase in operating expenses and could cause a one to two month disruption in its business.

     It is important to advertisers that Talk City accurately measures the demographics of its users and the delivery of advertising impressions on its Web sites. Companies may choose not to advertise on the Company's Web sites or may be less willing to pay the fees the Company intends to charge for advertising if they do not perceive the Company's measurements to be reliable. Talk City has purchased third-party software from Oracle Corporation and NetGravity, Inc. for these measurement services. Talk City may be unable to accurately evaluate the demographic characteristics of its users if the third-party software does not function properly or is not enhanced to support the Company's needs. Talk City's ability to deliver its services to its users may also be harmed if other software the Company has purchased from third parties, such as Microsoft Exchange for real-time chat and Netscape Web Servers for ad serving and management, is not reliable or does not function properly.

  Talk City is dependent on the trademark "Talk City" and if the Company could not use this mark, it would need to reimplement its Web site and re-build its brand identity

     Talk City is dependent on the trademark "Talk City." If the Company were prevented from using this trademark, it would need to reimplement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients, network participants and advertisers. Talk City's operating expenses would substantially increase if it had to re-build its brand identity or reimplement its Web sites.

  Possible infringement of Talk City's intellectual property rights by third parties could substantially increase its operating expenses

    Other parties may assert claims of infringement of intellectual property or other proprietary rights against Talk City. These claims, even if without merit, could require the Company to expend significant financial and managerial resources. Furthermore, if claims like this are successful, Talk City may be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. The Company also may be required to obtain licenses from others to refine, develop, market and deliver new services. Talk City may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. Talk City has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by the Company and its licensees.

  Talk City's stock price has recently traded far below the initial offering price and could remain at such low price or be extremely volatile as the market for Internet companies' stock has recently decreased and experienced extreme price and volume fluctuations

     The market price of Talk City's Common Stock has traded far below the IPO price and may remain at such low price or be volatile as the market for Internet-related companies has experienced extreme price and volume fluctuations previously and, more recently, has substantially decreased. The market demand, valuation and trading prices of Internet-related companies has historically been high. At the same time, the share prices of these companies' stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies have often bought the stock at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Since Talk City's IPO, the market price of its Common Stock has substantially traded at or below the initial offering price of $12.00 per share. If the price per share does not increase, the Company's investors may incur a substantial loss on their investment. The Company cannot assure investor that its stock price will increase to trade at the same levels as other technology stocks. The sustained depression of the market price of the Company's Common Stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources.

  Talk City's stock price may continue to be depressed due to broad market and industry factors beyond its control

     Talk City's stock price may continue to be depressed due to a variety of factors, including factors beyond its control. These broad market and industry factors could continue to harm the market price of its Common Stock, regardless of the Company's performance. These factors include:

     . announcements of or new programming by the Company or its competitors, including the Company's announcement of its Restructuring;
     .  conditions or trends in the Internet services industry;
     .  changes in the market valuations of Internet companies;
     . additions or departures of key personnel; and . sales of substantial amounts of its Common Stock or other securities in the open market.

     General political and economic conditions, such as recession or interest rate or currency rate fluctuations, also could harm the market price of the Company's Common Stock.

  If Talk City raises additional capital through the issuance of new securities, existing stockholders will incur additional dilution

     If the Company raises additional capital through the issuance of new securities, its stockholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by the Company's current stockholders.

  Talk City's undesignated Preferred Stock may inhibit potential acquisition bids for the Company, cause the market price for its Common Stock to fall and diminish the voting rights of the holders of its Common Stock

     If the Company's Board of Directors ("Board"), issues Preferred Stock, potential acquirers may not make acquisition bids for the Company, the Company's stock price may fall and the voting rights of existing stockholders may diminish as a result. The Board has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series. The Board can fix the price, rights, preferences, privileges and restrictions of the Preferred Stock without any further vote or action by the stockholders.

  Talk City has anti-takeover defenses that could delay or prevent an acquisition of the Company

     Provisions of Talk City's Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the stockholders.


  Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Talk City's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. Talk City places its investments with high quality issuers and, by policy, limits the amount of credit risk exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. Talk City classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" investments include fixed rate commercial paper, corporate notes, and market auction preferred securities. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted average interest rates of the Company's investment portfolio at June 30, 2000:

                                                   Average                Book                Fair
                                                Interest Rate            Value                Value
                                            ------------------     ----------------    -----------------
Cash equivalents:
      Fixed rate                                          6.59%             $ 5,259              $ 5,259
      Variable rate                                       6.64%               6,901                6,901

Short-term investments:
      Fixed rate                                          6.08%              11,134               11,134
      Variable rate                                       6.59%               2,821                2,821

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          d)  Use of Proceeds from Sales of Registered Securities
          --  ---------------------------------------------------

              On July 20, 1999, Talk City consummated the IPO of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") which was declared effective by the SEC on July 19, 1999 (file number 333-77455). The aggregate offering amount registered pursuant to the IPO was $61.2 million. After deducting the underwriting discounts and commissions of $4,284,000, and the IPO expenses of $1,487,000, the net proceeds from the IPO were approximately $55.4 million.

                 From April 1, 2000 through June 30, 2000, Talk City has applied proceeds from the IPO as follows:

                 Restructuring payments:                 $0.4 million

                 Purchase of property and equipment:     $1.9 million

                 Working capital:                        $9.0 million

                 The foregoing amounts represents the Company's best estimates of its use of proceeds for the period indicated.

  Item 4    Securities of Matter to a Vote of Security Holders

     On May 19, 2000, the Company held its annual meeting of stockholders at its principal offices in Campbell, CA. At such meeting, the following matters were voted upon by the Company's stockholders, with the resultant votes:

Matter                                       Votes For     Votes Against    Votes Withheld     Abstentions    Broker Non-Votes
-----------------------------------------  -------------  ---------------  -----------------  -------------  ------------------
1.  Election of Kenneth A. Bronfin as a       21,361,458                0                N/A         44,162                 N/A
    director
2.  Election of Thomas P. Hirschfeld as       21,361,057                0                N/A         44,563                 N/A
    a director
3.  Ratify KPMG, LLP as independent           21,370,367           10,710                N/A         24,543                 N/A
    public accountants to the company
4.  Ratify an amendment to the Company's      14,913,459        1,290,212                N/A        816,448                 N/A
    Amended and Restated 1996 Stock Option
    Plan (the "Plan") to (i) increase the
    reserve hereunder by 3,500,000 shares
    of Common Stock, and (ii) change the
    annual automatic increase under the
    Plan to the lesser of (i) 2,000,000
    shares, (ii) 7% of the then outstanding
    shares of Common Stock, and (iii) a
    lesser amount determined by the Board
    of Directors of the Company

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

     2.1       Agreement and Plan of Reorganization between the Company and Research Connections,
               Inc., dated January 3, 2000.***

     3.2       Second Amended and Restated Certificate of Incorporation of the Company.*

     3.3       Bylaws of the Company.*

     4.1       Form of the Company's Common Stock certificate.*

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

    10.9       Repurchase Agreement, dated November 20, 1996, as amended, by and between the Company and Jenna Woodul.*

   10.10       Stock Option Agreement, dated March 1, 1999, by and between the Company and Jeffrey
               Snetiker.*

   10.11       Master Service Agreement, dated April 19, 1999, by and between the Company and Frontier
               GlobalCenter.*

   10.12       Network Affiliation Agreement, dated March 1, 1998 by and between the Company and 24/7
               Media Inc.*

   10.13       Content and Services Agreement, effective July 19, 1998, by and between the Company and
               WebTV Networks, Inc., as amended on July 27, 2000.

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

   10.19       Letter Agreement, dated February 25, 1998, by and between the Company and NBC
               Multimedia, Inc., as amended on July 27, 1998 and April 19, 1999.*

   10.21       Lease Agreement, dated May 5, 1999, by and between the Company and Pruneyard
               Associates, LLC.*

   10.22       Sublease Agreement, Second Amendment to Lease and Consent to Sublease Agreement, and
               Tri-Party Construction Agreement dated October 20, 1999, by and between the Company,
               Compuware Corporation and Pruneyard Associates, LLC.**

   27.1        Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

  ______________
  * Incorporated by reference from the Company's 424(b) Prospectus, dated July 19, 1999, as declared effective by the Securities and Exchange Commission on July 19, 1999.
  **  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended September 30, 1999.
  *** Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TALK CITY, INC.
                                 (Registrant)


                             /s/ Jeffrey Snetiker
                         ----------------------------

                               Jeffrey Snetiker
                  Senior Vice President, Chief Financial and
                            Administrative Officer
(principal financial or chief financial officer and duly authorized signatory)
                                August 10, 2000