Form 10-Q
period 2000-09-30
TALK CITY INC
filed 2000-11-14
CIK 1080088

________________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

   __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission file number 333-77455

                                TALK CITY, INC.
            (Exact name of Registrant as specified in its charter)


                  Delaware                                    77-0426524
       --------------------------------                  -------------------
         (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                 Identification No.)

        1919 South Bascom Avenue

             Campbell, California                               95008
     ---------------------------------------                    -----
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

                              Yes  X       No ___
                                  ---


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding at November 14, 2000 was 25,253,238.

________________________________________________________________________________

                                TALK CITY, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                PAGE NUMBER
                                                                                -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements:

          Unaudited Condensed Balance Sheets at September 30, 2000 and
            December 31, 1999                                                         3

          Unaudited Condensed Statements of Operations for the three and
            nine months ended September 30, 2000 and 1999                             4

          Unaudited Condensed Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999                                         5

          Notes to Unaudited Condensed Financial Statements                           6

Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     9

Item 3    Quantitative and Qualitative Disclosures about Market Risk                 25


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                           26

Signatures                                                                           28

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                TALK CITY, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                             September 30,   December 31,
                                                                 2000           1999
                                                             -------------   ------------
                                    Assets

Current assets:
  Cash and cash equivalents                                     $  10,089      $  14,112
  Short term investments                                           12,990         41,541
  Accounts receivable, net                                          4,198          3,533
  Prepaid expenses and other current assets                         1,729          1,772
                                                                ---------      ---------
        Total current assets                                       29,006         60,958
Property and equipment, net                                         9,391          5,689
Other assets                                                        8,012          7,880
Goodwill, net                                                       2,904           --
                                                                ---------      ---------
        Total assets                                            $  49,313      $  74,527
                                                                =========      =========

                     Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable, current portion                                $     107      $     154
  Accounts payable                                                  1,255          3,977
  Accrued liabilities                                               3,774          3,302
  Deferred revenue                                                    841            664
                                                                ---------      ---------
        Total current liabilities                                   5,977          8,097
Notes payable, less current portion                                    41            107
                                                                ---------      ---------
        Total liabilities                                           6,018          8,204
Stockholders' equity:
  Common stock                                                         25             24
  Additional paid-in-capital                                      135,517        131,306
  Deferred stock based compensation                                  (306)          (550)
  Notes receivable from stockholders                                 (946)          (992)
  Accumulated deficit                                             (90,995)       (63,465)
                                                                ---------      ---------
        Total stockholders' equity                                 43,295         66,323
                                                                ---------      ---------
        Total liabilities and stockholders' equity              $  49,313      $  74,527
                                                                =========      =========


         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                          Three Months Ended               Nine Months Ended
                                                    -----------------------------    -----------------------------
                                                    September 30,   September 30,    September 30,   September 30,
                                                        2000            1999              2000           1999
                                                    -------------   -------------    -------------   -------------
Revenues:
  Network and syndication services                     $  1,445        $  1,571         $  5,969        $  3,283
  Community solutions services                              925             216            2,244             514
  Event services                                            931             184            2,297             441
  Market research services                                  448              55            1,281             168
                                                       --------        --------         --------        --------
 Total revenue                                            3,749           2,026           11,791           4,406
 Cost of revenue                                          3,973           2,461           11,710           5,759
                                                       --------        --------         --------        --------
 Gross margin                                              (224)           (435)              81          (1,353)

Operating expenses:
  Product development                                     2,205           1,366            5,905           3,164
  Sales and marketing                                     2,760           5,234           12,323          13,429
  General and administrative                              2,981           1,605            8,798           3,716
  Restructuring charges                                     -               -                469             -
  Noncash advertising and promotional charges               213             934            1,374          10,265
  Amortization of goodwill                                  171             -                513             -

 Total operating expenses                                 8,330           9,139           29,382          30,574
                                                       --------        --------         --------        --------

Loss from operations                                     (8,554)         (9,574)         (29,301)        (31,927)
  Interest income, net                                      455             809            1,771           1,263
                                                       --------        --------         --------        --------
Net loss                                                 (8,099)         (8,765)         (27,530)        (30,664)
  Accretion of discount related to redeemable
   convertible preferred stock and warrants                 -                16              -               159
                                                       --------        --------         --------        --------
Net loss applicable to common stockholders             $ (8,099)       $ (8,781)        $(27,530)       $(30,823)
                                                       ========        ========         ========        ========

Basic and diluted net loss per common share            $  (0.33)       $  (0.45)        $  (1.11)       $  (3.39)
                                                       ========        ========         ========        ========

Weighted average basic and diluted common shares
outstanding                                              24,892          19,667           24,743           9,089
                                                       ========        ========         ========        ========


         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                        Nine Months Ended
                                                                                  -------------------------------
                                                                                  September 30,     September 30,
                                                                                       2000             1999
                                                                                  -------------     -------------
Cash flows from operating activities:
  Net loss                                                                           $(27,530)         $(30,664)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                                         3,227               726
  Stock compensation expense                                                              244               549
  Noncash advertising and promotional charges                                           1,373            10,265
  Provision for accounts receivable allowance                                             470                50
  Changes in operating assets and liabilities:
   Accounts receivable                                                                 (1,135)           (1,269)
   Prepaid expenses and other current assets                                               43            (1,003)
   Accounts payable                                                                    (2,722)            1,110
   Accrued liabilities                                                                    472             1,736
   Deferred revenue                                                                       177               239
                                                                                     --------          --------
Net cash used in operating activities                                                 (25,381)          (18,261)
                                                                                     --------          --------

Cash flows from investing activities:
  Purchases of property and equipment                                                  (6,416)           (3,186)
  Cash paid for acquisition of Research Connections, Inc.,
   net of cash acquired                                                                  (417)              -
  Purchases of short-term investments                                                  (4,879)          (33,948)
  Proceeds from sale of short-term investments                                         33,430            10,300
  Other assets                                                                         (1,505)             (127)
                                                                                     --------          --------
Net cash provided by (used in) used in investing activities                            20,213           (26,961)
                                                                                     --------          --------

Cash flows from financing activities:
  Proceeds from sale of common stock, net of issuance costs                               -              55,357
  Proceeds from sale of redeemable preferred stock, net of issuance costs                 -              19,956
  Proceeds from stock option and warrant exercises                                      1,212                89
  Proceeds from repayment of stockholders' notes receivable                                46                 5
  Repayment of notes payable                                                             (113)             (105)
                                                                                     --------          --------
Net cash provided by financing activities                                               1,145            75,302
                                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                                   (4,023)           30,080
Cash and cash equivalents at beginning of period                                       14,112             8,697
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $ 10,089          $ 38,777
                                                                                     ========          ========

  Cash paid during the period for interest                                           $     32          $     60
                                                                                     ========          ========

Supplemental disclosure of noncash financing activities:
  Common stock issuance for acquisition of Research Connections, Inc.                $  3,000          $    -
                                                                                     ========          ========

Accretion of redeemable convertible preferred stock and warrants                     $    -            $    159
                                                                                     ========          ========

Common stock issued for notes receivable, net of repurchases                         $    -            $    617
                                                                                     ========          ========

Issuance of stock and warrants for advertising and promotional
  services                                                                           $    -            $ 12,553
                                                                                     ========          ========

Deferred compensation related to option grants                                       $    -            $    715
                                                                                     ========          ========

         See accompanying notes to the condensed financial statements.

                                TALK CITY, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

          The condensed financial statements have been prepared by Talk City, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Talk City, Inc. ("Talk City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in Note 3, necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three and nine months ended September 30, 2000 and 1999. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior years' financial statements to conform to the September 30, 2000 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

          The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

2.   NATURE OF OPERATIONS

          Talk City was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. Talk City is a provider of online marketing services for businesses. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated customized communities, producing online interactive events, conducting online market research and providing outsourced chat and event feeds through advertising and network services. As part of its network services, the Company operates a network of online communities located at www.talkcity.com. These communities offer services
                            ----------------
     such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling its online marketing services to corporations of various sizes within several industries. Talk City has incurred operating losses since inception through September 30, 2000. The Company had an accumulated deficit of $91.0 million at September 30, 2000.

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

          All the warrants and Preferred Stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair market value of these instruments was measured and fixed on the date of their respective issuance. The fair market value was recorded in Other Assets and is being charged to operations as the advertisements are run. The fair market values attributable to the amended NBC and Hearst agreements were based on the fair value of the Series E Redeemable Convertible Preferred Stock issued at $8.00 per share on April 15, 1999. As of September 30, 2000, of the $8.0 million in Other Assets, $3.2 million relates to the advertising and operating agreements and will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating agreements. Of the $3.2 million, $2.4 million relates to the Hearst advertising agreement and approximately $800,000 relates to the NBC operating agreements. The Company incurred noncash advertising and promotional charges of approximately $213,000 and $1.4 million for the three and nine months ended September 30, 2000, respectively.

          In connection with the Company's Initial Public Offering, effective July 19, 1999 (the "IPO"), the Preferred Stock issued in the above arrangements was converted to Common Stock at their respective ratios. In addition, the warrants are exercisable into shares of Common Stock, determined based on the respective conversion ratios.

5.   ACCRUED LIABILITIES

     Accrued liabilities consist of:              September 30,  December 31,
                                                      2000           1999
                                                  -------------  ------------
                                                        (In thousands)
     Accrued compensation and benefits              $   1,387      $    953
     Accrued sales and marketing expenses                 401            987
     Accrued moderator expenses                           300            390
     Other accrued liabilities                          1,686            972
                                                    ---------      ---------
                                                    $   3,774      $   3,302
                                                    =========      =========

6.   SEGMENT REPORTING

          The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. This operating segment is comprised of four main areas of online business, including (i) live event services, (ii) market research services, (iii) community solutions and (iv) network and syndication services. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

          The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in North America. For the three months ended September 30, 2000 one of the Company's clients was responsible for $453,000 or 12% of its revenue. Total receivables from this client were $377,000 on September 30, 2000. For the nine months ended September 30, 2000 no clients were responsible for more than 8% of total revenue.

7.   COMPREHENSIVE INCOME (LOSS)

          Comprehensive loss for the three and nine months ended September 30, 2000 and 1999 equaled the net loss.

8.   NET LOSS PER COMMON SHARE

          Diluted net loss per common share does not include the effects of the following potentially dilutive securities as of September 30, 2000 and 1999:

                                                    September 30,  September 30,
                                                        2000           1999
                                                    -------------  -------------
                                                           (In thousands)
     Common Stock Options                                4,852            604
     Common Stock Warrants                                 991          1,299
     Unvested Common Stock Subject to Repurchase            86            455
                                                       -------        -------
                                                         5,929          2,358
                                                       =======        =======

          The average exercise price of the Common Stock Options is $9.97 and $3.59 as of September 30, 2000 and September 30, 1999, respectively. The average exercise price of the Common Stock Warrants is $5.83 and $4.66 as of September 30, 2000 and September 30, 1999, respectively.

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

     The company believes that the adoption of EITF 00-2 will not materially impact the Company's financial position or results of operations.

          In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44 ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 was effective July 1, 2000 and is to be applied on a prospective basis for certain specific events that occur after either December 31, 1998 or January 12, 2000. This interpretation is not expected to have a material impact on Talk City.

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

          In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and inter-company derivatives. The Company believes the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position or cash flows. The Company will be required to implement SFAS 133 in the first quarter of fiscal 2001. This statement will be effective for the Company beginning January 1, 2001.

10.  RESTRUCTURING CHARGES

          In June 2000, the Company underwent a restructuring of operations to more clearly focus Talk City as an online marketing services provider (the "Restructuring"). Pursuant to the Restructuring, Talk City intends to focus on four main areas of online business, including (i) live event services,
     (ii) market research services, (iii) community solutions and (iv) network and syndication services, for businesses. As a result of the Restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. The Unaudited Condensed Statement of Operations for the nine months ended September 30, 2000 includes a charge of approximately $469,000, related to the Restructuring. Such amount consists of approximately $290,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to the Restructuring were paid as of June 30, 2000.

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

Overview

     The Company provides online marketing services for businesses. From inception through September 2000, the Company's operating activities have primarily been focused on:

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

     To date, substantially all of Talk City's revenues have been derived from the sale of its community solutions, network and syndication, event and market research services. Talk City's community solutions services include designing fully integrated, customized communities, discussion boards, and outsourced chat and event network services. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues, including setup or upfront fees, derived from community solutions services are recognized ratably over the term of the contract period or upon completion of the project, provided that the collection of the receivable is probable.

     Revenues from network and syndication services are generally derived from short-term banner advertisement and sponsorship contracts under which the Company offers a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Talk City's network and syndication services clients enter into short-term agreements pursuant to which they generally receive a guaranteed number of advertising impressions on the Company's network sites. Revenues from network and syndication services are recognized in the period in which the advertisement is displayed or the event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract. In some cases, where Talk City contracts with sales representative firms to sell advertising, Talk City recognizes revenues derived from sales by such firms net of the commissions paid.

     Talk City's event services primarily include the setup and production of live, online, interactive events for our clients. Revenues from the event services are recognized as the events are run or ratably over the term of the contract.

     Market research services consist of the production and delivery of online market research surveys and focus groups. Revenue is recognized at the lesser of the estimated percentage of project completion or on a straight-line basis over the term of the contract.

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

     Sales and marketing expenses exclude noncash advertising and promotional charges related to Talk City's advertising on the NBC television network and in magazines owned by Hearst. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. After September 30, 2000, noncash charges of $3.2 million will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating or advertising agreements. Of the $3.2 million, $2.4 million relates to the Hearst advertising agreement and approximately $800,000 relates to the NBC operating agreements. These amounts were determined based on the fair market value of the Company's Common Stock and warrants exchanged for the services received.

     The Company incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999 and $27.5 million for the nine months ended September 30, 2000. At September 30, 2000, Talk City had an accumulated deficit of $91.0 million. These losses include noncash advertising and promotional charges of $15.4 million through September 30, 2000. The Company anticipates that it will incur additional operating losses for the foreseeable future. The Company's anticipation that it will incur additional operating losses for the forseeable future is a forward-looking statement.

     In June 2000, the Company underwent a Restructuring of operations to more clearly focus Talk City as an online marketing services provider. Pursuant to the Restructuring, Talk City intends to focus on four main areas of online business, including (i) live event services, (ii) market research services,
(iii) community solutions and (iv) network and syndication services, for business customers. As a result of the Restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. The Unaudited Condensed Statement of Operations for the nine months ended September 30, 2000 includes a charge of approximately $469,000, related to the Restructuring. Such amount consists of approximately $290,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to the Restructuring were paid as of June 30, 2000.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in Talk City's Condensed Financial Statements:

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                    -------------            -------------
                                                                   2000        1999        2000         1999
                                                                   ----        ----        ----         ----
     Net revenue                                                     100%        100%         100%        100%
     Cost of revenue                                                 106         122           99         131
                                                                  ------      ------       ------      ------
     Gross margin                                                     (6)        (22)           1         (31)

     Operating expenses:
          Product development                                         59          68           50          72
          Sales and marketing                                         74         258          105         305
          General and administrative                                  79          79           75          84
          Restructuring charges                                       --          --            4          --
          Noncash advertising and promotional charges                  6          46           12         233
          Amortization of goodwill
                                                                       4          --            4          --
                                                                  ------      ------       ------      ------
             Total operating expenses                                222         451          250         694
                                                                  ------      ------       ------      ------
     Operating loss                                                (228)        (473)        (249)       (725)
          Interest income, net                                        12          40           15          29
                                                                  ------      ------       ------      ------
     Net loss                                                       (216)%       433)%       (234)%     +(696)%
                                                                  ======      ======       ======      ======

     Net Revenue. Net revenue increased 85% to approximately $3.7 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999, an increase of approximately $1.7 million. Net revenue increased 168% to approximately $11.8 million for the nine months ended September 30, 2000 from $4.4 million for the nine months ended September 30, 1999. This increase was primarily due to the expansion of the Company's sales force and an increased number of marketing services projects as a result of a broader and more extensive marketing services product portfolio, an increased number of advertisers. Substantially all of Talk City's revenue is derived within North America.

     Cost of Revenue. Cost of revenue was $4.0 million, or 106% of total revenue, for the three months ended September 30, 2000 compared to $2.5 million, or 122% of total revenue, for the three months ended September 30, 1999. Cost of revenue for the nine months ended September 30, 2000 was approximately $11.7 million, or 99% of total revenue compared to $5.8 million or 131% of total revenue for the nine months ended September 30, 1999. Cost of revenue increased in absolute dollars by $1.5 and $6.0 million compared to the same periods in the prior years due to increased personnel-related costs, Internet connection fees and server related expenses associated with conducting additional online events and market research studies, as well as supporting the increased traffic to the Company's Web sites.

     Product Development. Product development expenses for the three months ended September 30, 2000 and 1999 were approximately $2.2 million, or 59% of total revenue, and $1.4 million, or 68% of total revenue, respectively. Product development expenses for the nine months ended September 30, 2000 and 1999 were $5.9 million, or 50% of revenue, and $3.2 million, or 72% of revenue. The increase in absolute dollars was primarily attributable to additional personnel-related costs and consulting fees associated with developing products and software to expand the Company's marketing services product portfolio and enhance the functionality of the Company's Web sites. Talk City expects that product development expenses will increase for the foreseeable future as it continues to hire additional personnel, develop and increase the functionality of its marketing services products, and enhance the quality and functionality of its Web sites. The Company's expectation regarding increases in product development expenses in the future is a forward-looking statement.

     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2000 and 1999 were approximately $2.8 million, or 74% of total revenue, and approximately $5.2 million, or 258% of total revenue, respectively. Sales and marketing expenses for the nine months ended September 30, 2000 and 1999 were approximately $12.3 million, or 105% of revenue, and $13.4 million, or 305% of revenue, respectively. The decrease in absolute dollars in sales and marketing expenses for the quarter was primarily attributable to a decrease in online advertising expenses partially offset by an increase in sales personnel, commissions and expenses associated with expanding the Company's New York City office and opening sales offices in Chicago, San Francisco and Los Angeles. Talk City expects that sales and marketing expenses will moderately increase in absolute dollars in the foreseeable future. The Company's expectation regarding increases in sales and marketing expenses in the future is a forward-looking statement.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2000 and 1999 were approximately $3.0 million, or 79% of total revenue, and $1.6 million, or 79% of total revenue, respectively. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were approximately $8.8 million, or 75% of total revenue, and $3.7 million, or 84% of total revenue, respectively. The increase in absolute dollars in general and administrative expenses was primarily attributable to an increase in personnel-related and recruiting costs associated with increased staffing in order to build the Company's infrastructure and increased rent and operating costs relating to its new corporate headquarters. The increase was also due to costs associated with operating as a public company, such as directors' and officers' liability insurance, investor relations and professional service fees. The Company expects general and administrative expenses to remain relatively constant in absolute dollars as the Company's operating infrastructure is substantially complete. The Company's statement regarding general and administrative expenses remaining relatively constant is a forward-looking statement.

     Noncash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three months ended September 30, 2000 and 1999 were $213,000, or 6% of total revenue, and $934,000, or 46% of total revenue, respectively. Noncash advertising and promotional charges for the nine months ended September 30, 2000 and 1999 were approximately $1.4 million, or 12% of total revenue, and $10.3 million, or 233% of total revenue, respectively. The decrease in noncash and promotional charges for the nine months ended September 30, 2000 was primarily due to the full utilization, as of September 30, 1999, of advertising provided under the NBC advertising agreements.

     Amortization of Goodwill. The Company recorded amortization of $513,000 through September 30, 2000. This amortization was recorded in connection with the acquisition of RCI in January 2000. The goodwill of approximately $3.4 million related to this acquisition is being amortized over the expected period of benefit of five years. There was no similar charge in 1999.

     Interest Income, Net. Interest income, net, includes income from Talk City's cash and investments and expenses related to its equipment financing obligations. Interest income, net, for the three months ended September 30, 2000 and 1999 was approximately $455,000 and $809,000, respectively. The reduction in interest income, net, resulted from declining interest income on lower cash, cash equivalent and short-term investment balances for the three months ended September 30, 2000. Interest income, net for the nine months ended September 30, 2000 and 1999 was approximately $1.8 million and $1.3 million, respectively. The decrease in interest income, net, for the nine months ended September 30, 2000 was primarily due to lower average investment balances resulting from the Company's IPO in July 1999 with net proceeds of approximately $55.4 million.

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

     Restructuring. Pursuant to the Restructuring, and the associated reduction in workforce of 35 employees, or approximately 15% of the total workforce, the Unaudited Condensed Statement of Operations for the nine months ended September 30, 2000 includes a charge of approximately $469,000. This charge consists of approximately $290,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to the Restructuring were paid as of June 30, 2000. Such Restructuring charges represent 4% of revenue for the nine months ended September 30, 2000. There was no similar charge in 1999. While Talk City does not project any further expenses related to the Restructuring, it cannot be certain that additional expenditures or charges will not be required in the future. In addition, Talk City cannot be certain that its Restructuring will be successfully accepted or adopted by the market, including its current investors or security analysts, the Company's current or potential business or consumer clients, the Company's current or potential network participants, or its current or potential advertisers. If the Restructuring is not accepted or adopted by parties above, among others, our business could be adversely affected. The above discussion regarding the potential for additional Restructuring charges or expenditures and nonacceptance by the market and other entities or individuals of the Restructuring is a forward-looking statement.

Liquidity and Capital Resources

     Since Talk City's inception in March 1996, the Company has financed its operations primarily through the private placement of its Preferred Stock, its IPO in July 1999 and, to a lesser extent, through equipment financing. As of September 30, 2000, the Company had approximately $10.1 million in cash and cash equivalents and approximately $13.0 million in short-term investments.

     Net cash used in operating activities was approximately $25.4 million and $18.3 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses excluding the effects of noncash advertising expenses as well as depreciation and amortization.

     Net cash provided by investing activities was approximately $20.2 million and net cash used in investing activities was $27.0 million for the nine months ended September 30, 2000 and 1999, respectively. Cash provided by investing activities for the nine months ended September 30, 2000 consisted of approximately $33.4 million in sales of short-term investments partially offset by approximately $6.4 million in purchases of equipment, approximately $4.9 million in purchases of short-term investments and $1.5 million placed into an escrow fund for an employment agreement with the former sole shareholder of RCI. The increase in purchases of property and equipment was due to leasehold improvements as well as furniture and office equipment associated with the Company's new corporate headquarters. In addition, the Company purchased additional servers for its co-location server sites.

     Net cash provided by financing activities was approximately $1.1 million and $75.3 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 2000 consisted primarily of net proceeds of approximately $1.2 million from stock option and warrant exercises partially offset by principal payments on notes payable. Net cash provided by financing activities for the nine months ended September 30, 1999 consisted of proceeds from the Company's private placement in April 1999 of Preferred Stock and the Company's initial public offering in July 1999.

     As of September 30, 2000, the Company's principal commitments consisted of obligations outstanding under operating leases. In October 1999, the Company signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. Pursuant to the lease agreement, the Company has provided a $2,100,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after every 12 months through December 14, 2005 provided no default has occurred. Future minimum lease payments under all non-cancelable operating leases total approximately $17.4 million as of September 30, 2000.

     In May 1998, Talk City obtained an equipment line of credit with a financial institution in the amount of approximately $2.0 million. This line of credit is secured by the Company's fixed assets and has a four-year term that expires in April 2002. As of September 30, 2000, the amount outstanding under this line of credit was approximately $148,000.

     Talk City's capital requirements depend on numerous factors, including market acceptance of its online marketing services, marketing and selling its online marketing services and brand promotions and other factors. The Company has experienced substantial increases in its expenditures since its inception consistent with growth in its operations and personnel. Talk City currently believes that its available cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 15 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing marketing services or products, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet its long term liquidity needs, the Company may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. The Company's statement regarding the expectation that its available cash is sufficient to meet its needs for the next 15 months is a forward-looking statement.

Factors That May Affect Results

Talk City's stock price has traded far below the initial offering price and could remain at such low price or be extremely volatile as the market for Internet companies' stock has recently decreased and experienced extreme price and volume fluctuations

     The market price of Talk City's Common Stock has traded far below the IPO price and may remain at such low price or be volatile as the market for Internet-related companies has experienced extreme price and volume fluctuations previously and, more recently, has substantially decreased. The market demand, valuation and trading prices of Internet-related companies has historically been high. At the same time, the share prices of these companies' stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies have often bought the stock at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Since Talk City's IPO, the market price of its Common Stock has substantially traded at or below the initial offering price of $12.00 per share. If the price per share does not increase, the Company's investors may incur a substantial loss on their investment. The Company cannot assure investors that its stock price will increase to trade at the same levels as other technology stocks. The sustained depression of the market price of the Company's Common Stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources.

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

     The low price of our common stock could result in our shares being suspended or delisted from the NASDAQ

     The shares of our Common Stock are currently listed on the NASDAQ national market. Due to the recent decline in the price of our Common Stock, our Common Stock could be suspended or delisted from the NASDAQ due to their minimum trading requirements, particularly if our stock price remains below $1.00 per share or certain financial tests are not met. If the shares of our Common Stock were to be suspended or delisted from the NASDAQ system, it would be much more difficult to dispose of our Common Stock or obtain accurate quotations as to the price of our securities.

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

Talk City has incurred losses inclusive of noncash charges since inception and it may be unable to achieve profitability or generate positive cash flow

     Talk City incurred net losses of approximately $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999 and $27.5 million for the nine months ended September 30, 2000, and it may be unable to achieve profitability in the future. If the Company continues to incur net losses in future periods, it may be unable to achieve one or more key elements of its strategy, including the following:

     .    increase the number of online marketing services clients;
     .    increase its sales activities;
     .    adequately inform the market about its product positioning; or
     .    maintain the number of its network participants.

     Talk City expects to continue to incur significant operating expenditures, as well as noncash advertising and promotional charges, and as a result the Company will need to generate significant revenues to achieve and maintain profitability. As of September 30, 2000, Talk City had an accumulated deficit of approximately $91.0 million, including noncash advertising and promotional charges of $15.4 million. The Company may not achieve profitability if its revenue increases more slowly than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues. If the Company does achieve profitability, it may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause its stock price to decline.

If the recent Restructuring of Talk City designed to increase awareness of and refocus the Company's business on online marketing services, is not accepted, the Company's results of operations may decrease and the business may be adversely affected

     In June 2000, Talk City began its Restructuring, pursuant to which it reorganized its business into four main areas of operations, which include online live events services, market research services, community solutions, and network and syndication services. If the Restructuring does not increase awareness or generate sales of the Company's online marketing services at the level it anticipates, or at all, the Company's management and other resources will have been expended with no increase in revenue, which could decrease its results of operations, and otherwise adversely affect the business.

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

Revenue growth in prior periods may not be indicative of future growth

     The Company achieved significant revenue growth in 1999 as well as the nine months ended September 30, 2000. Its limited operating history makes prediction of future growth difficult. In addition, due to the Restructuring, the Company has shifted its focus to its online marketing services which is a new focus of the Company and it cannot predict its revenue growth as a result. Accurate predictions of future growth are also difficult because of the rapid changes in its markets as a result of increased competition, evolving technology and clients' business requirements. Accordingly, current and potential investors should not rely on past revenue growth as a prediction of future growth.

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

Talk City depends on the clients of its online marketing services, including business clients, advertisers, network participants and end users of its network, for content, promotion and sustaining an engaged audience, and if its clients or users become dissatisfied or do not become engaged with its services, the Company would need to increase its expenditures for these activities

     Talk City depends largely on clients of its online marketing services, including business clients, advertisers, network participants and end users of its network, for content, word-of-mouth promotion and for sustaining an involved audience for its advertisers and business clients. If such clients or users become dissatisfied or do not become engaged with its services, they will not generate significant content or promote its Web sites or services and the Company will have to increase the expenditure of its own resources for these activities. In addition, dissatisfied or disengaged clients or users would not continue to attract other clients or users to the Company's sites. Loss of its clients or users and failure to increase its number of engaged clients or users would hurt the Company's efforts to generate increased revenues. The Company's clients or users may become dissatisfied with its services as a result of the increased focus on commercialization of its services due to their continued exposure to advertising activities on its Web sites or the use of their information for commercial purposes. Talk City's clients or users may also become dissatisfied with its services if the Company experiences system failures or does not maintain its structured environment, attract quality business clients, or continually upgrade its software functionality.

Talk City derives a substantial portion of its revenues from network and syndication services, and if its network and syndication services revenues decline due to lack of acceptance of the Internet as an advertising medium, its business will not grow or will decrease

     Talk City derives a substantial portion of its revenues from network and syndication services. Network and syndication services revenues represented 75% of its total revenue in 1999 and 51% of its revenue for the nine months ended September 30, 2000. As a result, the Company's success is highly dependent on the increased use of the Internet as an advertising medium. Talk City's business will not grow or will decrease if the market for Internet advertising fails to develop or develops slower than expected. Most of the Company's current or potential advertising clients have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for advertising is subject to a high level of uncertainty. No standards are widely accepted to measure the effectiveness of Internet advertising. If these standards do not develop, existing sponsors or advertisers may not continue their current level of Internet-based programming or may be unwilling to pay the current advertising rates, and sponsors or advertisers who are not currently advertising on the Internet may be reluctant to do so.

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

Talk City relies on its network participants for user volume and increased revenues

     Talk City's network participants drove approximately 45% of the volume of the Company's Web sites for the nine months ended September 30, 2000. Volume is defined as the number of Internet page views or Internet advertisement views seen by its users. The volume is considered to be "driven" by the network participant if the user comes to the Company's sites via the participant's Web site. If Talk City were to terminate or otherwise lose the benefit of all of its network participant contracts, the Company could lose as much as 45% of its volume. Talk City's network participant contracts typically have terms of nine months to three years each.

     In addition, the Company sells advertisements based on the volume of its sites, including volume provided by its network participants. Of the Company's total advertising and sponsorship revenue for the nine months ended September 30, 2000, approximately 23% were generated through advertisements that ran based on volume provided by its network participants. If Talk City was to terminate or otherwise lose the benefit of all of its network participant contracts, the Company could lose as much as 23% of its advertising and sponsorship revenue. Talk City would need to replace these revenues with increased revenues from its online marketing services. For the nine months ended September 30, 2000, none of the Company's network participants individually drove volume responsible for more than 4% of its advertising and sponsorship revenue, except WebTV Network, a wholly owned subsidiary of Microsoft Corporation ("WebTV Network"), which was responsible for approximately 15% of its advertising and sponsorship revenue for the nine months ended September 30, 2000.

Talk City relies on WebTV Network for a substantial amount of traffic on its advertising network and, to a lesser extent its revenue, and if its contract with WebTV Network were terminated, the Company would need to replace this volume and revenue through other sources

     Talk City recently renewed its contract with WebTV Network for a term of one year, expiring in July 2001. If this contract were to be terminated, the Company could lose as much as 30% of the traffic on its advertising network. The Company would need to replace this volume with volume from its other network participants, through the growth of its own Web sites, or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. In addition, if Talk City were unable to replace this volume, the Company might be unable to replace the 15% of its advertising and sponsorship revenues generated by WebTV Network for the nine months ended September 30, 2000.

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

Talk City depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated environment

     Talk City depends on its network of trained community leaders and moderators, which consisted of approximately 1,550 active individuals as of September 30, 2000, to draw its users into its services and maintain its structured and moderated environment. Most of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a "leadership" position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, its trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its services, could cause the Company to implement new programs to engage its users and maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources which would increase its operating expenses.

Talk City's paid moderators could be viewed as employees rather than independent contractors which could subject the Company to adverse tax and employee benefit consequences

     Talk City treats its paid moderators, consisting of approximately 450 individuals as of September 30, 2000, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. One or more jurisdictions may deem the Company's paid moderators to be employees rather than independent contractors and seek to impose taxes, and any applicable interest and penalties, on the Company. The law regarding the distinction between independent contractors and employees is not entirely clear. The Company could be subject to substantial tax and employee benefit liabilities if it were ultimately determined by a court of competent jurisdiction that the Company's paid moderators are actually employees.

Talk City's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     If the Company's active volunteer community leaders, consisting of approximately 1,100 individuals as of September 30, 2000, were viewed as employees, Talk City could be subject to payment of back wages and other penalties and its operating expenses could substantially increase. Previously, former volunteers of America Online, Inc. ("AOL") filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

Talk City is growing rapidly and must effectively manage and support its growth in order for its business strategy to succeed

     Talk City has grown rapidly and will need to continue to grow in all areas of operation in order to execute its business strategy. Managing and sustaining its growth will place significant demands on management as well as on its administrative, operational and financial systems and controls. If the Company is unable to do this effectively, the Company would have to divert resources such as management time away from the continued growth of its business and implementation of its business strategy. Talk City had 172 employees as of September 30, 1999 compared to 198 employees as of September 30, 2000. The Company anticipates further increases in the number of its employees in order to increase its online marketing services revenues and enhance the content and functionality of its Web sites.

Talk City's chief executive officer and senior vice president of community are critical to its business and they may not remain with the Company in the future

     Talk City's future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, and Jenna Woodul, its Senior Vice President of Community. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients and advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul and the Company does not maintain any key person life insurance policies.

Talk City must continually attract and retain its sales, engineering and other key personnel or the Company will be unable to execute its business strategy

     Talk City's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering and other key personnel. Competition for such personnel is intense in the Internet industry, especially in the Silicon Valley employment market, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel. The Company has, in the past, experienced, and expects to continue to experience difficulty in hiring and retaining highly skilled and qualified employees, especially engineers, as a result of its rapid growth and expansion.

The reduction in workforce related to the Restructuring could result in market uncertainty and decreased employee morale

     The reduction in workforce of Talk City by approximately 15% pursuant to the Restructuring could result in market concerns about the operations of the Company. Reductions in workforce sometimes result in operational concerns about a company in the market and, while the Company's reduction was in connection with the Restructuring, the Company may not be able to respond adequately to reports of securities analysts or the market. In addition, the Company must take the appropriate steps to sustain and prevent any decrease in employee morale due to the reduction in workforce.

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

System failures or slow downs would harm the Company's reputation and thus reduce its attractiveness to its current and future business clients, users, network participants and advertisers

     System failures would harm the Company's reputation and reduce its attractiveness to businesses, network participants and advertisers. Talk City's ability to attract potential business clients, network participants and advertisers to promote its brand will depend significantly on the performance of its network infrastructure. In addition, a key element of its strategy is to effectively perform its online marketing services for its business clients in order to increase the usage of its online marketing services by business clients. Increased usage of the Company's online marketing services could strain the capacity of its infrastructure, resulting in a slowing or outage of its services and reduced traffic to its Web sites. Talk City may be unable to improve its technical infrastructure in relation to increased usage of its services. In addition, the Company's users depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

Talk City's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

     Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the Company's communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at GlobalCenter's facilities in Sunnyvale, California. In addition, computer viruses, electronic break-ins or other similar interruptions also could disrupt its Web sites. Talk City's insurance policies may not adequately compensate the Company for losses that may occur due to failures or interruptions in its systems.

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

If Internet service providers become regulated in a manner similar to long distance telephone carriers, Internet growth may grow at a slower pace which would cause the Company's revenues to decrease

     If Internet growth slows due to proposals to regulate Internet service providers similar to long distance telephone carriers, Talk City's volume and the demand for its online marketing services would decline which would cause its revenues to decrease. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

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

Talk City is dependent on the trademark "Talk City" and if the Company could not use this mark, it would need to reimplement its Web sites and re-build its brand identity

     Talk City is dependent on the trademark "Talk City." If the Company were prevented from using this trademark, it would need to reimplement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients, network participants and advertisers. Talk City's operating expenses would substantially increase if it had to re-build its brand identity or reimplement its Web sites.

Possible infringement of Talk City's intellectual property rights by third parties could substantially increase its operating expenses

     Other parties may assert claims of infringement of intellectual property or other proprietary rights against Talk City. These claims, even if without merit, could require the Company to expend significant financial and managerial resources. Furthermore, if claims like this were successful, Talk City might be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. The Company also may be required to obtain licenses from others to refine, develop, market and deliver new services. Talk City may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. Talk City has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by the Company and its licensees.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Talk City's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. Talk City places its investments with high quality issuers and, by policy, limits the amount of credit risk exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. Talk City classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" investments include fixed rate commercial paper, corporate notes, and market auction preferred securities. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted average interest rates of the Company's investment portfolio at September 30, 2000:

                                       Average          Book        Fair
                                   Interest Rate       Value       Value
                                  ---------------    ---------   ---------
                                                        (In thousands)

     Cash equivalents:
       Fixed rate                      6.66%          $ 5,240     $ 5,240
       Variable rate                   6.66%            2,300       2,300

     Short-term investments:
       Fixed rate                      6.29%           11,076      11,076
       Variable rate                   6.65%            1,914       1,914

PART II. OTHER INFORMATION

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

    10.9 Repurchase Agreement, dated November 20, 1996, as amended, by and between the Company and Jenna Woodul.*

   10.10 Stock Option Agreement, dated March 1, 1999, by and between the Company and Jeffrey Snetiker.*

   10.11 Master Service Agreement, dated April 19, 1999, by and between the Company and Frontier GlobalCenter.*

   10.12 Network Affiliation Agreement, dated March 1, 1998 by and between the Company and 24/7 Media Inc.*

   10.13 Content and Services Agreement, effective July 19, 1998, by and between the Company and WebTV Networks, Inc., as amended on July 27, 2000.****

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

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

*** Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

**** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

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

                                TALK CITY, INC.
                                 (Registrant)




                             /s/ Jeffrey Snetiker
                        -------------------------------


                               Jeffrey Snetiker
                  Senior Vice President, Chief Financial and
                            Administrative Officer
(principal financial or chief financial officer and duly authorized signatory)
                               November 14, 2000