Form 10-K405
period 2000-12-31
TALK CITY INC
filed 2001-04-02
CIK 1080088

_______________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000 or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission file number 000-26657

                                TALK CITY, INC.
             (Exact name of Registrant as specified in its charter)

                     Delaware                                       77-0426524
    --------------------------------------------           ----------------------------
  (State or other jurisdiction                            (I.R.S. Employer Identification No.)
of incorporation or organization)

              1919 S. Bascom Avenue
               Campbell, California                                    95008
-------------------------------------------------------             ----------
(Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code: (408) 871-5200 Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes [x]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 26, 2001, 25,127,105 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on March 26, 2001 of $0.16 per share) was approximately $3.9 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III hereof.

_______________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I
Item 1.     Business                                                                                     2
Item 2.     Property                                                                                    17
Item 3.     Legal Proceedings                                                                           17
Item 4.     Submission of Matters to a Vote of Security Holders                                         17


PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                       17
Item 6.     Selected Consolidated Financial Data                                                        19
Item 7.     Management's Discussion and Analysis of Financial Condition                                 20
             and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                                  26
Item 8.     Financial Statements and Supplementary Data                                                 27
Item 9.     Changes in and Disagreements with Accountants on Accounting                                 52
             and Financial Disclosure


PART III
Item 10.    Directors and Executive Officers of the Registrant                                          52
Item 11.    Executive Compensation                                                                      52
Item 12.    Security Ownership of Certain Beneficial Owners and Management                              52
Item 13.    Certain Relationships and Related Transactions                                              52


PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                              52

SIGNATURES                                                                                              55

PART I

Item:  1  Business

Overview

   Founded in 1996, Talk City, Inc. ("Talk City", "Talk City Marketing Group", "TCMG" or the "Company"), based in Campbell, California, is a leading provider of online affinity marketing services to Fortune 1000 companies. TCMG helps companies use their Web sites to bring their customers together into communities, which significantly reduces marketing and support costs, increases revenue, and strengthens customer relationships.

Talk City Marketing Group's lines of business include:

Integrated Affinity Marketing Solutions. TCMG provides fully integrated affinity marketing solutions through a cost-effective outsourcing model. The Company's integrated solutions help companies use their web sites to bring their customers together into communities, which results in reduced operating costs, increased revenue opportunities, and stronger customer relationships.
Integrated solutions can include consulting services, market research services, live online events and webcasts, software applications such as online discussion boards and online customer support tools, and community moderation services.

Live Online Events. TCMG helps clients build stronger relationships with their customers by communicating with them on a more personal and interactive level with live online events. Talk City Marketing Group successfully produces over 100 live events each month for clients whose objectives range from entertainment to product launches, and from investor relations to employee relations. Events produced by TCMG are seamlessly integrated, professionally produced, and highly scalable.

Online Research. TCMG is a pioneer in online market research as a cornerstone for building e-relationships. The Company enables clients to combine market research with integrated affinity marketing solutions to establish high-value relationships with their customers, as well as gain insights into the success of their online offerings. TCMG's research services are used in a range of applications including web site evaluation, brand image studies, new product and concept testing, customer satisfaction research, and e-commerce process evaluations.

Network and Syndication. With over 5 million unique users per month, TCMG operates one of the largest community Web sites in the world at www.talkcity.com. In addition to offering targeted advertising space to clients, TCMG has created a "super community" by linking the communities created for clients who want access to a larger audience. Through its event syndication service, TCMG offers smaller companies a cost effective yet dynamic and unique source of live content for their Web sites, while offering a larger audience to clients who want to produce custom live events for their own purposes. TCMG's chat syndication service enables clients to tap into Talk City Marketing Group's existing, family-friendly, pre-populated chat rooms.


Clients

  Talk City Marketing Group has delivered solutions for some of the strongest brands in the world including:

  Entertainment and Media. NBC, ABC, CBS, Warner Brothers, The Hearst Corporation, Cox Interactive and The Wall Street Journal.

  Financial Services. Charles Schwab, American Express, Kemper Funds, Fidelity Investments and H&R Block.

  Automotive.  Toyota, BMW, General Motors and Chrysler.

  Retail and Consumer Products. Starbucks, Costco, Coca Cola, Sears, Procter & Gamble, Mattel, Kodak and The Home Depot.

  Technology. Cisco Systems, Hewlett Packard, Intel, AT&T, IBM, Novell, Palm Computing and Microsoft.

  Internet.  WebTV, Quokka, Juno and EarthLink.

       No single customer accounted for 10% or more of our total revenues for the year ended December 31, 2000. Revenues from one major customer were 12% of total revenues and 22% of total revenues for the years ended December 31, 1999 and 1998, respectively.


Sales

       The Company primarily sells our solutions through our internal sales organization, with sales professionals located throughout the Unites States.
Our services are generally part of the client's corporate strategy and, as a result, we generally work with the senior management of our business clients and their agencies who possess broad budget authority. On a limited basis, we also utilize third-party services to sell advertising on our Web sites.

       As of December 31, 2000, the Company had a backlog from contracts amounting to approximately $5.9 million that will be recognized as revenue in future periods, with over 90% of the balance relating to fee-based services. As of December 31, 1999, the backlog was approximately $5.3 million.


Product Development

       We have developed a variety of proprietary software, including tools for event production and community moderating, chat proxy servers, template systems to support dynamic pages and monitoring and reporting systems. For the years ended December 31, 2000, 1999 and 1998, we incurred gross research and development expenditures of $1.1 million, $1.5 million and $0.5 million, respectively.


Competition

     The market for online marketing services is new and rapidly evolving, and competition across all these areas is intense and is expected to increase significantly in the future. With no substantial barriers to entry, we expect that competition will intensify.

   We believe the primary competitive factors are:

   .  quality and structure of the service offering;

   .  functionality;

   .  brand recognition;

   .  user affinity and loyalty;

   .  variety of value-added services;

   .  ease-of-use;

   .  quality and reliability of service.

   The Company competes with a wide range of other marketing services companies. Its primary competitors in the market for online affinity marketing solutions are Participate.com and People Link. Talk City Marketing Group believes its value to its clients is its ability to deliver fully integrated solutions, as well as its substantial experience working with some of the most valuable brands in the world. In the online event segment, the Company competes primarily with Yahoo Broadcast and AOL/Time Warner. Both of these companies have substantially more resources than Talk City Marketing Group. The Company believes its advantage is its experience running some of the largest online chat events ever produced, and its ability to provide fully integrated online community solutions of which the online events are an integral piece.

   Some of the present and potential competitors of the Company may have greater financial, technical, marketing or personnel resources than the Company. The competitive environment could have a variety of adverse effects, including:

   . We may be unable to increase the number of users, business clients or advertisers at historical levels

   . We may be unable to retain our current users, business clients or advertiser clients

   . Competitors may experience greater growth in attracting and retaining business clients than we do as a result of these relationships which could have the effect of making their services more attractive to clients

   . Our network participants may sever or elect not to renew their agreements with us

   Any of the foregoing events could negatively affect revenues or result in an increase in costs as a percentage of revenues, either of which could significantly harm the Company's business, financial condition and operating results.

Intellectual Property, Proprietary Rights And Domain Names

   We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, clients, independent contractors, network participants and others to protect our proprietary rights. We strategically pursue the registration of trademarks and service marks in the United States, and have applied for and obtained registration in the United States for "Talk City," "LiveWorld" and "OnNow." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are offered online.

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

Employees

   As of December 31, 2000, we had a total of 136 employees, all of whom were located in the United States. Of the total, 105 were engaged in product development and programming, 17 in sales and marketing and 14 in general and administrative. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

   In March, 2001, the Company implemented a restructuring which included a reduction in headcount to approximately 87 employees. See Note 16 of the notes to our financial statements regarding subsequent events.

Executive Officers

   The executive officers of the Company and certain information about them are as follows:

                  Name                            Age                               Position
----------------------------------------     ------------     --------------------------------------------------
Peter H. Friedman                                  45           Chairman of the Board and Chief Executive
                                                                Officer

V. David Watkins                                   44           President and Chief Operating Officer

Jeffrey Snetiker                                   52           Senior Vice President, Chief Financial and
                                                                Administrative Officer

Jenna Woodul                                       52           Chief Community Officer

Chris N. Christensen                               40           Vice President of Engineering and Operations


   Peter H. Friedman has served as our Chairman of the Board, President and Chief Executive Officer since he co-founded our Company in March 1996. From 1984 to February 1996, Mr. Friedman worked at Apple Computer, Inc., where he served as Vice President and General Manager of Apple's Internet/Online business unit. In this role, Mr. Friedman oversaw the launch and growth of eWorld, Apple's consumer online Internet-based service, and he managed and grew Apple's AppleLink business services and a series of Internet-based services such as Salon and Youth Central. Mr. Friedman also held various senior roles in marketing at Apple. Mr. Friedman received a M.B.A. degree from the Harvard Business School and a B.A. degree from Brown University.

   V. David Watkins has served as our President and Chief Operating Officer since December 1999. From March 1999 to November 1999, Mr. Watkins served as the President of Diamond Multimedia, Inc.'s RioPort.com Division. Mr. Watkins and his team successfully identified a new market opportunity for MP3 audio on the Internet. From April 1996 to February 1999, Mr. Watkins served as Vice President of the Multimedia Division for Diamond Multimedia, Inc. and was chartered to oversee the management of the audio and core graphics product lines. From June 1995 to March 1996, Mr. Watkins served as Executive Vice President of Catapult Entertainment, a company specializing in networked consumer entertainment game play. From June 1989 to May 1995, Mr. Watkins held various executive positions for Borland International, including Vice President of Worldwide Marketing and Technical Support and Vice President and General Manager of the dBase and Paradox Business Groups. From June 1986 to May 1989, Mr. Watkins was a Vice President at Symantec Corporation. Mr. Watkins received a M.B.A. degree from Stanford University and a B.A. degree in Economics from Connecticut College.

   Jeffrey Snetiker served as our Senior Vice President, Chief Financial and Administrative Officer since March 1999. From October 1996 to February 1999, Mr. Snetiker was Principal Consultant of Executive Business Advisory, a consulting company. From January 1995 to September 1996, Mr. Snetiker served as Senior Vice President, Finance and Administration of United Paramount Network, a television broadcast network. From October 1985 to November 1993, Mr. Snetiker held various executive positions for Reeves Entertainment, a television production and distribution company, including Executive Vice President, Chief Financial and Administrative Officer from January 1990 to November 1993, Senior Vice President, Finance and Administration from January 1989 to December 1989 and Vice President, Finance and Administration from October 1985 to December 1988. From January 1983 to September 1985, Mr. Snetiker was Vice President and Controller of Group W Productions, a subsidiary of Westinghouse Broadcasting & Cable. Mr. Snetiker received a B.S. degree in Accounting from C.W. Post College of Long Island University. Mr. Snetiker resigned from the Company on December
1, 2000 and at that time agreed to continue to serve as Talk City's Chief Financial and Administrative Officer pursuant to a consulting arrangement that ended on March 31, 2001.


   Jenna Woodul has served as our Chief Community Officer since she co-founded our company in March 1996. From January 1993 to March 1996, Ms. Woodul cultivated the online community for Apple's eWorld, where she directed the Community Center. Ms. Woodul worked at Apple from 1984 to 1988 in the area of Apple's business communications service, AppleLink, as a core member of the team that developed the community-oriented AppleLink Personal Edition, which later became America Online. Ms. Woodul received a M.A. degree from the University of New Mexico and a B.A. degree from Vassar College.

   Chris N. Christensen has served as our Vice President of Engineering and Operations since May 1996. From May 1993 to May 1996, Mr. Christensen served as the Engineering Manager for Apple's Online Services division. Mr. Christensen managed the Macintosh and Windows clients for Apple's eWorld online service. He also wrote the email application for the Newton and worked on the QuickTime plug-in for Macintosh. Prior to his experience at Apple, Mr. Christensen worked at Hewlett Packard for five years. Mr. Christensen received a M.E. degree and a B.S. degree from Rensselaer Polytechnic Institute.

Risk Factors That May Affect Results of Operations and Financial Condition

Talk City has incurred losses inclusive of noncash charges since inception and it may be unable to achieve profitability or generate positive cash flow

     Talk City incurred net losses of approximately $41.6 million in 2000, $40.1 million in 1999, $15.7 million in 1998, $6.4 million in 1997 and $1.3 million in 1996, and it may be unable to achieve profitability in the future. If the Company continues to incur net losses in future periods, and is unable to raise additional financing, it may be unable to achieve one or more key elements of its strategy, including the following:

   .  fund ongoing operations;

   .  increase the number of online marketing services clients;

   .  increase its sales activities;

   .  adequately inform the market about its product positioning; or

   .  maintain the number of its network participants.

     Talk City expects to continue to incur significant operating expenditures, as well as noncash advertising and promotional charges, and as a result the Company will need to generate significant revenues to achieve and maintain profitability. As of December 31, 2000, Talk City had an accumulated deficit of approximately $105.1 million, including noncash advertising and promotional charges of $16.4 million. The Company may not achieve profitability if its revenues increase more slowly than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues. If the Company does achieve profitability, it may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause its stock price to decline.

If Talk City raises additional capital through the issuance of new securities, existing stockholders will incur additional dilution

     In order to meet its liquidity needs, the Company may need to raise additional capital. However, if the Company raises additional capital through the issuance of new securities, its stockholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by the Company's current stockholders.

Talk City's undesignated Preferred Stock may inhibit potential acquisition bids for the Company, cause the market price for its Common Stock to fall and diminish the voting rights of the holders of its Common Stock

     If the Company's Board of Directors ("Board") issues Preferred Stock, potential acquirers may not make acquisition bids for the Company, the Company's stock price may fall and the voting rights of existing stockholders may diminish as a result. The Board has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series. The Board can fix the price, rights, preferences, privileges and restrictions of the Preferred Stock without any further vote or action by the stockholders.

Talk City has anti-takeover defenses that could delay or prevent an acquisition of the Company

   Provisions of Talk City's Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the stockholders.

The low price of our common stock could result in our shares being suspended or delisted from NASDAQ

     Talk City common stock is currently listed on the Nasdaq National Market. The Company, however, is currently not in compliance with Nasdaq's minimum bid requirement because its stock has traded below $1.00 per share for well over 30 consecutive business days, and Nasdaq recently informed the Company of its intention to delist the stock. This delisting, however, has been stayed pending the outcome of an oral hearing on March 29, 2001. If this appeal is denied, the Company's stock will be delisted from Nasdaq. If this were to happen, it would be much more difficult to purchase or sell Talk City stock or obtain accurate quotations as to the price of its securities.

Talk City's stock price has traded far below the initial offering price and could remain at this low price, which could affect its ability to acquire other companies, leave it vulnerable to take over attempts and result in securities class action litigation

     Since Talk City's initial public offering ("IPO") in July 1999, the market price of its common stock has traded at or significantly below the initial offering price of $12.00 per share, and has traded below $1.00 continuously since October 2000. If the price per share does not increase, the Company's investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of its common stock may hamper the Company's ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leaving it vulnerable to a hostile takeover and result in securities class action litigation.

Talk City's stock price may continue to be depressed due to broad economic, market and industry factors beyond its control

     Talk City's stock price may continue to be depressed due to a variety of factors, including factors beyond its control. These broad market and industry factors could continue to harm the market price of its Common Stock, regardless of the Company's performance. These factors include:

   . announcements of or new programming by the Company or its competitors, including the Company's announcement of its restructurings;

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

If the recent restructurings of Talk City designed to increase awareness of and refocus the Company's business on online marketing services, is not accepted, the Company's results of operations may decrease and the business may be adversely affected

     In June 2000, the Company underwent a restructuring of operations to more clearly focus Talk City as an online marketing services provider, pursuant to which it reorganized its business into four main areas of operations, which include online live events services, market research services, community solutions, and network and syndication services. As a result of the this restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. In December 2000, the Company underwent a separate restructuring to further align the Company to sell and implement fee-based services. As a result of the December restructuring, the Company reduced its total headcount by

55 employees, or 30% of the total workforce. On March 16, 2001, the Company announced a further restructuring to recognize changes in the economic environment and complete its transition to a 100% fee-based marketing services model, including a reduction of its total headcount by 30%. If the restructurings do not increase awareness or generate sales of the Company's online marketing services at the level it anticipates, or at all, the Company's management and other resources will have been expended with no increase in revenues, which could decrease its results of operations, and otherwise adversely affect the business.

The reductions in workforce related to the restructurings could result in market uncertainty and decreased employee morale

     The reductions in workforce of Talk City related to the restructurings could result in market concerns about the operations of the Company. Reductions in workforce sometimes result in operational concerns about a company in the market and, while the Company's reductions were in connection with the restructurings, the Company may not be able to respond adequately to reports of securities analysts or the market. In addition, the Company must take the appropriate steps to sustain and prevent any decrease in employee morale due to the reductions in workforce.

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

   .  general economic conditions;

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

Current and potential competitors could decrease Talk City's market share and harm its business

     Increases in the number of Web sites competing for the attention and spending of businesses, consumers and advertisers could result in price reductions, reduced margins or loss of market share, any of which could decrease Talk City's revenues and contribute to the Company not achieving profitability and failing. The barriers to entry in the Internet services market are low and the Company expects the number of its competitors to increase. Any company or individual can establish and maintain a Web site for minimal cost. Talk City competes for business clients, consumers, network participants and advertisers with numerous companies, including the following:

   . online services or Web sites that produce online marketing services, such as live events, market research or customized community solutions, including Prospero Technologies Corporation ("Prospero"), Broadcast.com, Inc., Greenfield Online, PeopleLink and Participate.com;

   . online services or Web sites with a focus on community services, such as AOL Time Warner, Geocities (a subsidiary of Yahoo), Tripod (a subsidiary of Lycos), Prospero, theglobe.com, Xoom, Fortune City, Homestead.com, WBS.net and Angelfire;

   . vertical community online services that focus on specific market or demographic segments, such as iVillage Inc., which is focused on women, or iTurf, which is focused on teens;

   . Web retrieval and other Web portal companies that offer community applications, such as chat and home pages, as part of their site, including Excite@Home, Infoseek, Lycos and Yahoo; and

   . publishers and distributors of traditional media, such as television, radio and print.

Year to year revenue growth in past periods may not be indicative of future growth

     The Company achieved significant revenue growth in 2000 as compared to 1999, although the Company experienced sequential declines in quarterly revenue from Q2 through Q4 of 2000. Accurate predictions of future growth are difficult because of its limited operating history as well as of the rapid changes in its markets as a result of increased competition, evolving technology and clients' business requirements. Accordingly, current and potential investors should not rely on past revenue growth as a prediction of future growth.

Talk City's variable sales cycle may cause the Company to incur substantial expenses and expend management time without generating the corresponding revenues, which would slow its cash flow

     Talk City's sales cycle varies in length of time. During the sales cycle, the Company may expend substantial funds and management resources without generating corresponding revenues. The time between the date of its initial contact with a potential client and the execution of a contract with that client typically ranges from a few weeks for smaller agreements to several months for larger agreements. Its sales cycle is also subject to delays as a result of factors over which the Company has little or no control, including the following:

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

Talk City derives a substantial portion of its revenues from network services, and if its network services revenues decline due to lack of acceptance of the Internet as an advertising medium, its business will not grow or will decrease

     Talk City derives a substantial portion of its revenues from network services. Network services revenues represented 46% of its total revenue in 2000. As a result, the Company's success is highly dependent on the increased use of the Internet as an advertising medium. Talk City's business will not grow or will decrease if the market for Internet advertising fails to develop or develops slower than expected. Most of the Company's current or potential advertising clients have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for advertising is subject to a high level of uncertainty. No standards are widely accepted to measure the effectiveness of Internet advertising. If these standards do not develop, existing sponsors or advertisers may not continue their current level of Internet-based programming or may be unwilling to pay the current advertising rates, and sponsors or advertisers who are not currently advertising on the Internet may be reluctant to do so.

If Talk City does not provide its advertisers with the guaranteed number of impressions required by its contracts with them, its reputation would be harmed and its advertising inventory would be decreased

     The terms of the Company's advertising contracts generally range from one week to twelve months. Talk City's advertising contracts guarantee the advertiser a minimum number of impressions, or times, that an advertisement is seen by users of its sites. If minimum impression levels are not achieved for any reason, the Company may be required to provide additional impressions after the contract term which could reduce the availability of advertising inventory for its other current and potential advertisers. Continued inability to deliver the guaranteed number of impressions to its advertisers could hurt the Company's reputation and could cause its current as well as potential advertisers to not advertise on its sites. If minimum guaranteed impressions are not met, Talk City defers recognition of the corresponding revenues until guaranteed impression levels are achieved.

Talk City relies on its network participants for user volume and increased revenues

     Talk City's network participants drove 45% of the volume of the Company's Web sites during the year ended December 31, 2000. Volume is defined as the number of Internet page views or Internet advertisement views seen by its users. The volume is considered to be "driven" by the network participant if the user comes to the Company's sites via the participant's Web site. If Talk City were to terminate or otherwise lose the benefit of all of its network participant contracts, which typically have terms of nine months to three years each, the Company could lose as much as 45% of its volume.

     In addition, the Company sells advertisements based on the volume of its sites, including volume provided by its network participants. Of the Company's total advertising and sponsorship revenue during the twelve months ended December 31, 2000, approximately 22% were generated through advertisements that ran based on volume provided by its network participants. If Talk City was to terminate or otherwise lose the benefit of all of its network participant contracts, the Company could lose as much as 22% of its advertising and sponsorship revenue. Talk City would need to replace these revenues with increased revenues from its online marketing services. For the year ended December 31, 2000, none of the Company's network participants individually drove volume responsible for more than 3% of its advertising and sponsorship revenue, except WebTV Network, a wholly owned subsidiary of Microsoft Corporation ("WebTV Network"), which was responsible for approximately 9% of its advertising and sponsorship revenue for the quarter ended December 31, 2000 and 14% for the year ended December 31, 2000.

Talk City relies on WebTV Network for a substantial amount of traffic on its advertising network and, to a lesser extent its revenue, and if its contract with WebTV Network were terminated, the Company would need to replace this volume and revenue through other sources

     In July 2000, Talk City renewed its contract with WebTV Network for a term of one year, expiring in July 2001. If this contract were to be terminated or not renewed, the Company could lose as much as 40% of the traffic on its advertising network. The Company would need to replace this volume with volume from its other network participants, through the growth of its own Web sites, or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. In addition, if Talk City were unable to replace this volume, the Company might be unable to its advertising and sponsorship revenues generated by WebTV Network, which, for the twelve months ended December 31, 2000, were 14% of all advertising and sponsorship revenues.

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

Talk City depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated environment

     Talk City depends on its network of trained community leaders and moderators, which consisted of approximately 1,200 active individuals as of December 31, 2000, to draw its users into its services and maintain its structured and moderated environment. Most of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a "leadership" position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, the Company's trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its services, could require the Company to implement new programs to engage its users and maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources, which would increase its operating expenses.

Talk City's paid moderators could be viewed as employees rather than independent contractors, which could subject the Company to adverse tax and employee benefit consequences

     Talk City treats its paid moderators, consisting of approximately 325 individuals as of December 31, 2000, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. Laws governing the distinction between independent contractors are not entirely clear, and some jurisdictions may rule that the Company's paid moderators are employees rather than independent contractors. If this happens, the Company could be subject to substantial tax and employee benefit liabilities as well as other penalties.

Talk City's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     If the Company's active volunteer community leaders, consisting of approximately 875 individuals as of December 31, 2000, were viewed as employees, Talk City could be subject to payment of back wages and other penalties, and its operating expenses could substantially increase. Previously, former volunteers of America Online/Time Warner filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

Talk City's chief executive officer, chief operating officer and chief community officer are critical to its business and they may not remain with the Company in the future

   Talk City's future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, V. David Watkins, its President and Chief Operating Officer and Jenna Woodul, its Chief Community Officer. The loss of the services of Mr. Friedman, Mr. Watkins or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients and advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman, Mr. Watkins or Ms. Woodul and the Company does not maintain any key person life insurance policies.

Talk City must continually attract and retain its sales, engineering and other key personnel or the Company will be unable to execute its business strategy

   Talk City's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering and other key personnel. Competition for such personnel is intense in the Internet industry, especially in the Silicon Valley, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

Talk City may be unable to consummate potential acquisitions or investments or successfully integrate them with its business which could slow its growth strategy

     As part of its strategy to expand its online marketing services if resources permit, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. Talk City may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, in part due to the low market price if its stock, which could harm the Company's growth strategy. If Talk City does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired services, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees, and increase its expenses.

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

Talk City's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

     A disaster could severely damage the Company's ability to deliver its products and services to its customers. Talk City depends on its ability to maintain and protect its facilities, which include communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at facilities in San Jose, California and Elmsford, New York. San Jose may exist on or near a known earthquake fault zone. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state, and these outages could increase in frequency as the warm summer months approach. Power outages could interrupt our operations and also the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events, such as computer viruses or electronic break-ins, any of which could disrupt its Web sites. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

Talk City must keep pace with rapid technological change and the intense competition of the Internet industry in order to succeed

     Talk City's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intense competition in the industry exacerbate these market characteristics. In addition, in recent months many Internet-related companies, similar to Talk City, have consolidated or restructured in order to remain competitive within the Internet industry. To succeed, Talk City will need to effectively implement its restructuring, integrate the various software programs and tools required to enhance and improve its service offerings and manage its business. Any enhancements or new services or features must meet the requirements of its current and prospective clients and must achieve significant market acceptance. The Company's success also will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services. Talk City could also incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes.

Talk City depends on third-party software to measure user demographics and for other related services and, if this software does not function properly, the Company would need to purchase new software or develop the software itself, which could cause a temporary disruption in its business

     If software purchased from third parties to perform the Company's services does not function properly or is not updated, the Company would need to purchase new software from other third-party providers. Even though the third-party software Talk City currently uses is easily replaced through multiple other third-party providers, and although the Company could develop the necessary software programs itself, each of these alternatives would require an unplanned increase in operating expenses and could cause a disruption in its business.

     It is important to advertisers that Talk City accurately measure the demographics of its users and the delivery of advertising impressions on its Web sites. Companies may choose not to advertise on the Company's Web sites or may be less willing to pay the fees the Company intends to charge for advertising if they do not perceive the Company's measurements to be reliable. Talk City has purchased third-party software from Oracle Corporation and NetGravity, Inc. for these measurement services. Talk City may be unable to accurately evaluate the demographic characteristics of its users if the third-party software does not function properly or is not enhanced to support the Company's needs. Talk City's ability to deliver its services to its users may also be harmed if other software the Company has purchased from third parties, such as Microsoft Exchange for real-time chat and Netscape Web Servers for ad serving and management, is not reliable or does not function properly.

Changes in government regulation could limit Talk City's Internet activities or result in additional costs of doing business on the Internet

     Although few laws or regulations exist that specifically regulate communications on the Internet, Talk City expects more stringent laws and regulations to be enacted due to the popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit user volume and increase operating expenses. In addition, the application of existing laws to the Internet is uncertain and may take years to resolve and could expose the Company to substantial liability for which Talk City might not be indemnified by the content providers or other third parties. Existing laws and regulations currently, and new laws and regulations are likely to address a variety of issues, including the following:

   .  user privacy and expression;

   .  the rights and safety of children;

   .  information security;

   .  the convergence of traditional channels with Internet commerce; and

   .  taxation and pricing.

If Internet Service Providers become regulated in a manner similar to long distance telephone carriers, Internet growth may slow which would cause the Company's revenues to decrease

     If Internet growth slows due to proposals to regulate Internet Service Providers in a way similar to long distance telephone carriers, Talk City's volume and the demand for its online marketing services would decline, causing its revenues to decrease. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet Service Providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

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

Talk City may be liable for its use or sale of its users' personal information

     Talk City currently uses its users' personal information internally to determine how to improve its services, applications and features, and to target its advertisements and communications. The Company also uses this information externally to provide its advertisers with the demographics of its user base. Talk City may, in the future, sell its user information on an aggregate, not individual, basis. Talk City could be subject to liability claims by its users for misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has previously investigated various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated

Talk City is dependent on the trademark "Talk City," and if the Company could not use this mark, it would need to reimplement its Web sites and re-build its brand identity

     Talk City is dependent on the trademark "Talk City." If the Company were prevented from using this trademark, it would need to reimplement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients, network participants and advertisers. If this were to happen, Talk City's operating expenses would substantially increase.

Possible infringement of Talk City's intellectual property rights by third parties could substantially increase its operating expenses and harm its ability to conduct business

     Other parties may assert claims of infringement of intellectual property or other proprietary rights against Talk City, and in fact, the Company has been subject to such claims in the past. These claims, even if without merit, could require the Company to expend significant financial and managerial resources. Furthermore, if claims like this were successful, Talk City might be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. The Company also may be required to obtain licenses from others to refine, develop, market and deliver new services. Talk City may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. Talk City has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by the Company and its licensees.

Item  2.  Properties

     Our principal administrative, sales, marketing, product development and programming offices are located in a single facility in Campbell, California of approximately 56,000 square feet held under a lease which expires in March 2009. In addition to this facility, as of December 31, 2000 we also leased 7,100 square feet of office space in Westfield, New Jersey under a lease that expires in July 2005, and 3,500 square feet in Newton Center, Massachusetts under a lease expiring in August 2005. As of December 31, 2000, we also leased sales office space elsewhere in the United States as follows: a 6,000 square foot facility in New York consisting of two office suites of approximately 3,000 square feet each under a lease that expires in March 2004; a 4,000 square foot facility in Chicago under a lease that expires in August 2004 and a 4,000 square foot facility in San Francisco under a lease that expires in June 2004.

     Subsequent to December 31, 2000, we have terminated our leases for office space in Chicago, San Francisco as well as one of our two suites in New York City. See Note 16 in the notes to our financial statements regarding subsequent events.

Item  3.  Legal Proceedings

   We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings in the ordinary course of business.

Item  4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

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

     As previously announced by the Company in its Form 8-K filed with the Securities and Exchange Commission on December 5, 2000, it is not currently in compliance with Nasdaq's minimum bid price requirement. In addition, subsequent to that date, we were advised by Nasdaq that the Company is not in compliance with its minimum capitalization requirements. The delisting action, however, has been stayed pending the outcome of an oral hearing before the Nasdaq Listing Qualifications Panel requested by the Company. The hearing was held on March 29, 2001 in Washington, D.C. In the event the appeal is denied, the Company's stock will be delisted from the Nasdaq National Market and will instead trade on the over-the-counter market.

Fiscal year ended December 31, 1999:                                          High              Low
------------------------------------                                    ----------------  ----------------
Third Quarter (since July 20, 1999)                                          $  13 13/16           $ 8 3/8
Fourth Quarter                                                                    26 1/8             7 1/4

Fiscal year ended December 31, 2000:
------------------------------------
First Quarter                                                                     25 7/8                 6
Second Quarter                                                                     5 5/8            1 7/16
Third Quarter                                                                     2 1/32            1 3/16
Fourth Quarter                                                                 $  1 1/16           $  5/32

     On April 2, 2001, there were approximately 6,100 stockholders of record of Talk City's common stock.

Dividends

     We have never paid cash dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities

     None.

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

     From January 1, 2000 through December 31, 2000, Talk City has applied proceeds from the IPO as follows:

        Restructuring payments:                                         $0.6 million

        Purchase of property and equipment:                             $6.7 million

        Working capital:                                               $38.2 million

     The foregoing amounts represents the Company's best estimates of its use of proceeds for the period indicated.

Item  6.    Selected Consolidated Financial Data

     The following selected financial data should be read in conjunction with our Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                     March 29,
                                                                                                                       1996
                                                                                                                  (Inception) to
                                                                      Years ended December 31,                      December 31
 (in thousands except per share data)                         2000          1999          1998           1997          1996
                                                              ----          ----          ----           ----          ----
Statement of Operations Data
Revenues:
 Network and syndication services................         $  6,792      $  5,412      $    999        $   183        $    14
 Community solution services.....................            3,179         1,126           315             25             --
 Event services..................................            3,162           817            32             --             --
 Market research services........................            1,709           377           107             --             --
                                                          --------      --------      --------        -------        -------
    Total revenues...............................           14,842         7,732         1,453            208             14
Cost of revenues.................................           16,093         8,941         3,568          2,352            384
                                                          --------      --------      --------        -------        -------
    Gross margin.................................           (1,251)       (1,209)       (2,115)        (2,144)          (370)
Operating expenses:
 Product development.............................            7,952         4,751         1,460            911            387
 Sales and marketing.............................           15,292        19,558         7,023          2,701            252
 General and administrative......................           11,991         5,691         1,804            974            335
 Restructuring charges...........................            1,237            --            --             --             --
 Unrealized loss on minority investment..........            3,000            --            --             --             --
 Noncash advertising and promotional charges.....            2,388        11,162         2,890             --             --
 Amortization of goodwill........................              684            --            --             --             --
                                                          --------      --------      --------        -------        -------
    Total operating expenses.....................           42,544        41,162        13,177          4,586            974
                                                          --------      --------      --------        -------        -------
    Loss from operations.........................          (43,795)      (42,371)      (15,292)        (6,730)        (1,344)
Interest income (expense), net...................            2,159         2,264          (367)           339             36
                                                          --------      --------      --------        -------        -------
    Net loss.....................................          (41,636)      (40,107)      (15,659)        (6,391)        (1,308)
Accretion of redeemable convertible preferred
 stock and warrants..............................               --           159           558             38              8
                                                          --------      --------      --------        -------        -------
    Net loss applicable to common stockholders...         $(41,636)     $(40,266)     $(16,217)       $(6,429)       $(1,316)
                                                          ========      ========      ========        =======        =======
Net loss per share:
 Basic and diluted...............................           $(1.69)       $(3.14)       $(4.92)        $(2.10)        $(0.49)
 Weighted average shares.........................           24,704        12,840         3,295          3,068          2,679

(in thousands)                                                                     As of December 31,
                                                               2000          1999         1998            1997           1996
                                                             -------       -------      --------        -------        -------
Balance Sheet Data
Cash, cash equivalents and short-term investments....        $13,969       $53,553      $ 14,437        $ 2,055        $ 8,930
Working capital......................................         12,588        50,761        13,493          1,844          8,651
Total assets.........................................         34,779        74,527        18,490          2,811          9,062
Long-term obligations, net of current portion........             21           107           273             --             --
Redeemable convertible preferred stock and warrants..             --            --        38,973         10,081         10,042
Total stockholders' (deficit) equity.................         29,703        66,323       (22,463)        (7,669)        (1,270)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements regarding our expectations or beliefs that: we will incur additional operating losses for the foreseeable future; network and syndication revenues will decline in absolute dollars and as a percentage of total revenues in the future as the Company focuses on community solution services, event services and market research; cost of revenues will decrease in absolute dollars as a result of the anticipated cost savings pursuant to the restructurings; product development expenses will decrease in absolute dollars as a result of the anticipated cost savings pursuant to the restructurings; sales and marketing expenses will decrease in absolute dollars as a result of the anticipated cost savings pursuant to the restructurings; general and administrative expenses will stay flat or decrease slightly in absolute dollars; DSOs will fluctuate significantly in future quarters and may increase; our expenditures will continue to increase for the foreseeable future; we will continue to evaluate possible acquisitions and investments in other businesses; our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures in the next six to nine months; and our need to raise additional funds in order to meet our operating and other needs. Actual results could differ materially from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not necessarily limited to: whether we will continue to incur significant losses and our ability to generate increased revenues; the success of our recent restructuring; the feasibility of incurring more dilution by selling equity in our Company; and our ability to grow our business. In addition to the foregoing, please see the section beginning on page seven of this report entitled "Risk Factors That May Affect Results of Operations and Financial Condition" for a description of those factors that might cause actual results to differ from those projected in the forward-looking statements herein.

Overview

     We provide online communities and customer relationship management for businesses and consumers. From inception through December 2000, our operating activities have primarily been focused on:

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

   .  recruiting personnel; and

   .  raising capital.

     To date, substantially all of our revenues have been derived from the sale of our online marketing services, advertising and sponsorships. Our online marketing services include designing customized communities, producing online events, conducting online market research and facilitating online meetings. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues derived from online marketing services are recognized ratably over the term of the contract period which coincides with when the services are performed, provided that the collection of the receivable is probable.

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

     Cost of revenues include payroll and related expenses associated with content and production personnel who conduct online market research, implement customized communities, and produce online events. Also included are moderator costs, Internet communication charges and server-related costs to support our Web site.

     Operating expenses consist primarily of product development, sales and marketing, general and administrative and interest expenses. Product development expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to software development, quality engineering and product marketing. Sales and marketing expenses consist primarily of advertising and promotion costs, salaries, commissions and other related costs of internal sales and marketing personnel and program expenses, public relations costs and other marketing expenses. General and administrative expenses consist of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, human resources, facilities, legal and fees for other professional services.

     Sales and marketing expenses exclude noncash advertising and promotional charges related to our advertising on the NBC television network and in magazines owned by Hearst along with promotional services attributable to the operating agreements with NBC. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. After December 31, 2000, noncash charges of $2.2 million will be charged to operations as the related advertising is run or promotional services are received, all of which we expect will be charged to operations during the year ended December 31, 2001. These amounts were determined based on the fair value of our common stock and warrants exchanged for the services received. See Note 10 of the notes to our financial statements.

     We incurred losses of $41.6 million in 2000, $40.1 million in 1999, $15.7 million in 1998, $6.4 million in 1997, and $1.3 million in 1996. These losses include noncash advertising and promotional charges of $16.4 million through December 31, 2000. At December 31, 2000, we had an accumulated deficit of $105.1 million. We anticipate that we will incur additional operating losses for the foreseeable future.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our results of operations:

                                                                            Year Ended December 31,
                                                                --------------------------------------------
                                                                      2000           1999           1998
                                                                --------------------------------------------
Revenues, net:
  Network and syndication services                                      46 %           70 %           69 %
  Community solution services                                           21             15             22
  Event services                                                        21             10              2
  Market research services                                              12              5              7
                                                                     -----          -----        -------
    Total revenues                                                     100            100            100
Cost of revenues                                                       108            116            246
                                                                     -----          -----        -------
    Gross margin                                                        (8)           (16)          (146)
Operating expenses:
  Product development                                                   54             61            101
  Sales and marketing                                                  103            253            483
  General and administrative                                            81             74            124
  Unrealized loss on minority investment                                20              -              -
  Restructuring charges                                                  8              -              -
  Noncash advertising and promotional charges                           16            144            199
  Amortization of goodwill                                               5              -              -
                                                                     -----          -----        -------
    Total operating expenses                                           287            532            907
                                                                     -----          -----        -------
Loss from operations                                                  (295)          (548)        (1,053)
Interest income (expense), net                                          14             29            (25)
                                                                     -----          -----        -------
Net loss                                                              (281)          (519)        (1,078)
Accretion of redeemable convertible preferred stock
   and warrants                                                          -              2             38
                                                                     -----          -----        -------
Net loss applicable to common stockholders                            (281)%         (521)%       (1,116)%
                                                                     =====          =====        =======

Years Ended December 31, 2000, 1999 and 1998

     Revenues.   Total revenues were $14.8 million in 2000, $7.7 million in 1999 and $1.5 million in 1998. Network and syndication revenues were $6.8 million, or 46% of total revenues, in 2000, $5.4 million, or 70% of total revenues, in 1999 and $999,000, or 69% of total revenues, in 1998. Community solution services revenues were $3.2 million, or 21% of total revenues, in 2000, $1.1 million, or 15% of total revenues, in 1999 and $315,000, or 22% of total revenues, in 1998. Event services revenues were $3.2 million, or 21% of total revenues, in 2000, $817,000, or 10% of total revenues, in 1999, and $32,000, or 2% of total revenues, in 1998. Market research revenues were $1.7 million, or 12% of total revenues, in 2000, $377,000, or 5% of total revenues, in 1999, and $107,000, or 7% of total revenues, in 1998. The increases in total revenues from 1998 to 1999 and from 1999 to 2000 were primarily due to increases in the number of business clients and advertisers, as well as increases in our user volume and expansion of our consumer and online marketing services offerings. While network and syndication revenues increased for the year ended December 31, 2000 as compared to same period in 1999, network and syndication revenues declined sequentially from the quarter ended March 31, 2000 through the quarter ended December 31, 2000. The Company expects the network and syndication revenues will decline in absolute dollars and as a percentage of total revenues in the future as the Company focuses on community solution services, event services and market research.

     Cost of Revenues. Cost of revenues were $16.1 million, or 108% of total revenues, in 2000, $8.9 million, or 116% of total revenues, in 1999 and $3.6 million, or 246% of total revenues, in 1998. The increase in absolute dollars of cost of revenues from 1999 to 2000 was due to higher server-related expenses associated with conducting additional online events and market research studies of $2.5 million, $1.3 million associated with market research production, $0.9 million attributable to higher online hosting costs, and the balance primarily attributable personnel costs associated with the production of our services. The increase from 1998 to 1999 was due to Internet connection fees and server related expenses associated with conducting additional online events and market research studies of $0.6 million, as well as an increase in chat hosting of $2.2 million associated with the rapid growth in user volume from our supervised chats. Cost of revenues as a percentage of total revenues decreased in all periods due to growth in total revenues. We expect that cost of revenues will decrease in absolute dollars as a result of the anticipated cost savings pursuant to the restructurings.

Operating Expenses:

     Product Development. Product development expenses were $8.0, or 54% of total revenues, in 2000, $4.8 million, or 61% of total revenues, in 1999, and $1.5 million, or 101% of total revenues, in 1998. The increase in absolute dollars in product development from 1999 to 2000 was primarily attributable to an increase in personnel and recruiting-related costs to support the development and broadening of our line of products. The increase in absolute dollars in product development and programming from 1998 to 1999 was primarily attributable to an increase in engineering personnel costs. Product development expenses as a percentage of total revenues decreased in all periods due to growth in total revenues. We expect that product development expenses will decrease in absolute dollars as a result of the anticipated cost savings pursuant to the restructurings.

     Sales and Marketing. Sales and marketing expenses were $15.3 million, or 103% of total revenues, in 2000, $19.6 million, or 253% of total revenues, in 1999, and $7.0 million, or 483% of total revenues, in 1998. The decrease in sales and marketing expenses from 1999 to 2000 was primarily attributable to a decrease of approximately $7.0 million associated with advertising, partially offset by an increase in sales and marketing personnel and commission-related costs of $1.9 million and an increase of $0.5 million in facilities related charges as we expanded our sales force. The increase in sales and marketing expenses from 1998 to 1999 was primarily attributable to an increase of approximately $5.9 million associated with the development and implementation of our branding, promotion and marketing campaigns and an increase in sales personnel and commission-related costs of $2.8 million as a result of implementing our sales and marketing strategy. Sales and marketing expenses as a percentage of total revenues decreased in all periods due to growth in total revenues. We expect that sales and marketing expenses will decrease in absolute dollars as a result of the anticipated cost savings pursuant to the restructurings.

     General and Administrative. General and administrative expenses were $12.0 million, or 81% of total revenues, in 2000, $5.7 million, or 74% of total revenues, in 1999, and $1.8 million, or 124% of total revenues, in 1998. The increase in general and administrative expenses from 1999 to 2000 was primarily due to costs of $2.6 million associated with moving the corporate headquarters, an increase in the allowance for doubtful accounts of $1.5 million, increased personnel costs of $1.2 million and increased costs of $1.0 million incurred in operating as a public company for the entire year in 2000. The increase in general and administrative expenses from 1998 to 1999 was primarily due to stock-based compensation expense of $763,000 related to the issuance of stock options and personnel and recruiting-related expenses of $1 million. In addition, we incurred an increase in legal, accounting and insurance fees of $540,000 due to increased expenses associated with becoming a public company in July 1999 and an increase in facilities expenses of $740,000 in order to support the growth of our business. General and administrative expenses increased in 2000 as a percentage of revenues as a result of the higher expenses associated with the new headquarters and the public company costs. General and administrative expenses as a percentage of revenues decreased in 1999 due to the growth in total revenues. We expect that general and administrative expenses will remain constant or decrease slightly in absolute dollars in the future.

   Noncash Advertising and Promotional Charges.   We incurred charges of $2.4
million, or 16% of total revenues, for 2000, $11.2 million, or 144% of total revenues, for 1999 and $2.9 million, or 199% of total revenues, in 1998 representing noncash in-kind expenses associated with the advertising and operating agreements with NBC and Hearst.

   Interest Income (Expense), Net.   Net interest income was $2.2 million, or
14% of total revenues, in 2000, $2.3 million, or 29% of total revenues, in 1999, and net interest expense was $367,000, or 25% of total revenues, in 1998. Interest income decreased in 2000 compared to 1999 as a result of lower average cash and cash equivalents and investment balances due to the consumption of cash to fund ongoing operations. Interest income increased in 1999 compared to 1998 due to higher cash equivalent and investment balances as a result of proceeds received from sale of preferred stock in April 1999 and our initial public offering of common stock in July 1999. We incurred interest expense in 1998 as a result of our convertible loan financing in 1998.

   Income Taxes.   Management has established a full valuation allowance against its net deferred tax assets because it is more likely than not that sufficient taxable income will not be generated to utilize those deferred tax assets.

Financial Condition

   Our total assets were $34.8 million and $74.5 million at December 31, 2000 and 1999, respectively, representing a decrease of $39.7 million, or 53%. This decrease was primarily due to the consumption of cash during 2000 to fund ongoing operations. As of December 31, 2000, we had $14.0 million of cash and cash equivalents and short-term investments, as compared to $53.5 million as of December 31, 1999.

   Our accounts receivable balance, net of allowance for doubtful accounts, was $2.6 million and $3.5 million as of December 31, 2000 and 1999, respectively, representing a decrease of $0.9 million, or 26%. This decrease was principally a result of an increase in the allowance for doubtful accounts reserve. Days sales outstanding, or DSO, in accounts receivable was 101 days and 81 days as of December 31, 2000 and 1999, respectively. We expect DSO will fluctuate significantly in future quarters, and may even increase.

   Our total current liabilities were $5.1 million and $8.1 million as of December 31, 2000 and 1999 respectively, representing a decrease of 38%. This decrease consists primarily of a decrease in accounts payable, and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to decreases in balances associated with the move to the corporate headquarters at the end of 1999 as well as lower accrued marketing liabilities. The increase in deferred revenues at December 31, 2000 was due to the increase in our fee-based marketing services revenues in the fourth quarter of 2000, which grew 86% from the same period in 1999.

Liquidity and Capital Resources

   Since our inception in March 1996, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering in July 1999 and, to a lesser extent, through equipment financing. As of December 31, 2000, we had approximately $7.0 million in cash and cash equivalents and approximately $7.0 million in short-term investments.

   Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to our community network, marketing and selling our services, brand promotions and other factors. We have experienced substantial increases in our expenditures since inception consistent with growth in our operations and personnel. Additionally, we will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products and to expand our sales and marketing programs. We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next six to nine months. Thereafter, we may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

   Net cash used in operating activities was approximately $32.3 million, $25.2 million and $11.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing increases of $7.1 million, or 28%, from 1999 to 2000, and $14.2 million, or 129% from 1998 to 1999. Cash used in operating activities in each of these periods was primarily the result of funding our business growth and ongoing operations.

   Net cash provided by investing activities was approximately $23.8 million for the year ended December 31, 2000. Net cash used in investing activities was approximately $44.9 million and $6.5 million for the years ended December 31, 1999 and 1998, respectively. Our investing activities have consisted primarily of purchases and sales of short-term investments, purchases of property and equipment, a cost investment in SocialNet.com, and the acquisition of Research Connections, Inc. Net sales of short-term investments were $32.5 million for the year ended December 31, 2000. The net sales of short-term investments were used to fund the cash requirements of the ongoing operating activities. Net purchases of short-term investments were $35.8 million and $5.7 million for the years ended December 31, 1999, and 1998, respectively. The increases in short-term investment purchases were due to the investment of proceeds from our private placement of preferred stock in August 1998, private placement of preferred stock in April 1999 and initial public offering in July 1999.
Property and equipment acquisitions totaled $6.7 million, $5.8 million and $797,000 for the years ended December 31, 2000, 1999, and 1998. The increase in acquisitions of property and equipment from 1999 to 2000 was due to our growth in operations, as well as the establishment of a new server location. The increase in acquisitions of property and equipment from 1998 to 1999 was due to our growth in operations, server requirements and opening of sales offices in San Francisco and Chicago, as well as the expansion of our New York City sales office. On December 21, 1999, we made a $3 million cost investment in SocialNet, Inc. in exchange for 1,554,404 shares of Series C Preferred Stock, representing approximately 7.6% of the fully diluted shares outstanding of SocialNet, Inc. as of the investment date. As of December 31, 2001, the book value of the SocialNet, Inc. investment has been reduced to $0 due to impairment.

   Net cash provided by financing activities was approximately $1.4 million, $75.6 million and $24.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing in the year ended December 31, 2000 was primarily the result of proceeds from the issuance of common stock from the exercise of stock options and warrants. In the year ended December 31, 1999, cash provided consisted primarily of net proceeds of approximately $20 million from the private placement of preferred stock in April 1999 and approximately $55.4 million from our initial public offering in July 1999, partially offset by principal payments on notes payable. Net cash provided by financing activities for the year ended December 31, 1998 consisted primarily of the private placement of Series D Preferred Stock with net proceeds of approximately $21.2 million in August and September 1998 and net proceeds of $2.9 million from our convertible loan financing.

   As of December 31, 2000, our principal commitments consisted of obligations outstanding under non-cancelable operating leases. In October 1999, we signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. Under the lease agreement, the letter of credit may be reduced by $300,000 per year after every twelve months through December 14, 2005, provided no default has occurred. As of December 31, 2000, a

$1,800,000 certificate of deposit with a one year maturity is held as collateral by a bank for guarantee of the letter of credit. The certificate of deposit is included in Other Assets. Future minimum lease payments under all non-cancelable operating leases total $15.9 million. This balance reflects the effect of the termination of the leases for sales office space in Chicago, San Francisco and New York subsequent to December 31, 2000, which reduced the future minimum lease payments by approximately $1.0 million. See Note 16 of the notes to our financial statements.

   In May 1998, we obtained an equipment line of credit with a financial institution in the amount of $2.0 million. This line of credit is secured by our fixed assets and has a four-year term that expires in April 2002. As of December 31, 2000, the amount outstanding under this line of credit was $107,000.

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

Item  7a.   Quantitative and Qualitative Disclosures about Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit risk exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" investments include fixed-rate commercial paper and corporate notes. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market funds held at two securities brokers.

As of December 31, 2000, the contractual maturities of all debt securities in
the Company's portfolio were less than one year.   The table below presents the
amounts and related weighted average interest rates of our investment portfolio at December 31, 2000:

                                                   Average                Book                Fair
                                                Interest Rate            Value                Value
                                            ------------------     ----------------    -----------------
           Cash equivalents:
                 Fixed rate                               6.70%              $4,348               $4,348
                 Variable rate                            6.57%               1,321                1,321

            Short-term investments:
                 Fixed rate                               6.37%               6,980                6,980
                 Variable rate                              --                   --                   --

Item  8.  Financial Statements and Supplementary Data

Index to Financial Statements

Report of KPMG LLP, Independent Auditors                                                               28
Balance Sheets as of December 31, 2000 and 1999                                                        29
Statements of Operations for the years ended December 31, 2000, 1999 and 1998                          30
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
for the years ended December 31, 2000, 1999, and 1998                                                  31
Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998                         32
Notes to Financial Statements                                                                          34

                   Report of KPMG LLP, Independent Auditors


The Board of Directors and Stockholders
Talk City, Inc.:

We have audited the accompanying balance sheets of Talk City, Inc. (the Company), as of December 31, 2000 and 1999, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talk City, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 15 to the financial statements, the Company's recurring net losses, amounts of cash used in operating activities, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG, LLP

Mountain View, California
February 2, 2001, except as to
Note 16 which is as of March 16, 2001

                                Talk City, Inc.

                                 Balance Sheets
               (in thousands, except share and par value amounts)

                                                                                     December 31,
                                                                                     ------------
                                                                                  2000          1999
                                                                                  ----          ----
Assets
Current assets:
  Cash and cash equivalents.........................................          $   6,989      $ 14,112
  Short term investments............................................              6,980        39,441
  Accounts receivable, net of allowances of $1,719 and $254
    in 2000 and 1999, respectively..................................              2,580         3,533
  Prepaid expenses and other current assets.........................              1,094         1,772
                                                                              ---------      --------
     Total current assets...........................................             17,643        58,858
                                                                              ---------      --------
Property and equipment, net.........................................              8,234         5,689
Goodwill, net.......................................................              2,733            --
Other assets, net...................................................              6,169         9,980
                                                                              ---------      --------
     Total assets...................................................          $  34,779      $ 74,527
                                                                              =========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable, current portion....................................          $      86      $    154
  Accounts payable..................................................              1,085         3,977
  Accrued liabilities...............................................              3,138         3,302
  Deferred revenue..................................................                746           664
                                                                              ---------      --------
     Total current liabilities......................................              5,055         8,097
Notes payable, less current portion.................................                 21           107
                                                                              ---------      --------
     Total liabilities..............................................              5,076         8,204
                                                                              ---------      --------
Stockholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized; no
  shares issued and outstanding.....................................                 --            --
    Common stock, $0.001 par value:
    Authorized--100,000,000 in 2000 and 1999
    Issued and outstanding-- 25,127,105 and 24,461,370 in 2000 and
    1999, respectively..............................................                 25            24
  Additional paid-in capital........................................            135,196       131,306
    Deferred compensation...........................................               (223)         (550)
    Notes receivable from stockholders..............................               (172)         (992)
    Accumulated deficit.............................................           (105,101)      (63,465)
  Treasury stock, 54,687 common shares in 2000 at cost                              (22)           --
                                                                              ---------      --------
     Total stockholders' equity.....................................             29,703        66,323
                                                                              ---------      --------
     Total liabilities and stockholders' equity.....................          $  34,779      $ 74,527
                                                                              =========      ========

                See accompanying notes to financial statements.

                                Talk City, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                                                     Years ended December 31,
                                                                     -----------------------
                                                                2000            1999            1998
                                                                ----            ----            ----
Revenues:
  Network and syndication services...................       $  6,792        $  5,412        $    999
  Community solutions services.......................          3,179           1,126             315
  Event services.....................................          3,162             817              32
  Market research services...........................          1,709             377             107
                                                            --------        --------        --------
     Total revenues..................................         14,842           7,732           1,453
Cost of revenues                                              16,093           8,941           3,568
                                                            --------        --------        --------
Gross margin                                                  (1,251)         (1,209)         (2,115)
Operating expenses:
  Product development................................          7,952           4,751           1,460
  Sales and marketing................................         15,292          19,558           7,023
  General and administrative.........................         11,991           5,691           1,804
  Restructuring charges..............................          1,237              --              --
  Unrealized loss on minority investment.............          3,000              --              --
  Noncash advertising and promotional charges........          2,388          11,162           2,890
  Amortization of goodwill...........................            684              --              --
                                                            --------        --------        --------
     Total operating expenses........................         42,544          41,162          13,177
                                                            --------        --------        --------
     Loss from operations............................        (43,795)        (42,371)        (15,292)
Interest income (expense), net.......................          2,159           2,264            (367)
                                                            --------        --------        --------
     Net loss........................................        (41,636)        (40,107)        (15,659)
Accretion of redeemable convertible preferred
 stock and warrants..................................             --             159             558
                                                            --------        --------        --------
     Net loss applicable to common
       stockholders..................................       $(41,636)       $(40,266)       $(16,217)
                                                            ========        ========        ========
Net loss per share:
  Basic and diluted..................................       $  (1.69)       $  (3.14)       $  (4.92)
                                                            ========        ========        ========
  Weighted average shares............................         24,704          12,840           3,295
                                                            ========        ========        ========

                See accompanying notes to financial statements.

                                Talk City, Inc.


 Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
                                   (Deficit)
                      (in thousands, except share amounts)

                                                                      Redeemable
                                                                      Convertible
                                                                    Preferred stock          Common stock          Treasury Stock
                                                                    ---------------          ------------          --------------
                                                                 Shares       Amount     Shares       Amount     Shares     Amount
                                                                 ------       ------     ------       ------     ------     ------
Balances, December 31, 1997..................................    3,794,785    10,081     3,687,200         4         --         --
Noncash issuance of preferred stock and preferred and common
  stock warrants pursuant to the NBC agreements..............      884,615     4,565            --        --         --         --
Issuance of preferred stock, net of $1,233 issuance costs....    6,250,509    23,769            --        --         --         --
Issuance of preferred stock warrants for services rendered
  in connection with the preferred stock offering............           --       438            --        --         --         --
Issuance of common stock warrants pursuant to the convertible
  loan agreements............................................           --        --            --        --         --         --
Issuance of common stock upon exercise of stock options, net
  of repurchases.............................................           --        --       504,466        --         --         --
Deferred stock-based compensation related to option grants...           --        --            --        --         --         --
Amortization of stock-based compensation.....................           --        --            --        --         --         --
Accretion attributable to redeemable preferred stock.........           --       120            --        --         --         --

Net loss.....................................................           --        --            --        --         --         --
                                                               -----------    ------    ----------    ------     ------     ------
Balances, December 31, 1998..................................   10,929,909    38,973     4,191,666         4         --         --
Issuance of common stock upon exercise of stock options and
  warrants, net of repurchases...............................           --        --       324,994        --         --         --
Issuance of convertible preferred stock, net of $38 issuance
  costs......................................................    2,499,884    19,961            --        --         --         --
Noncash issuance of preferred stock pursuant to the NBC
  and Hearst agreements......................................    1,350,000    10,261            --        --         --         --
Noncash issuance of preferred stock warrants pursuant to the
  NBC agreement..............................................           --     2,283            --        --         --         --
Revaluation of warrants related to the NBC operating
  agreements.................................................           --        30            --        --         --         --
Conversion of convertible preferred stock into common stock..  (14,779,793)  (71,667)   14,844,710        15         --         --
Proceeds from initial public offering, net of  $5,771
  issuance costs.............................................           --        --     5,100,000         5         --         --
Deferred stock-based compensation related to option grants...           --        --            --        --         --         --
Amortization of stock-based compensation.....................           --        --            --        --         --         --
Accretion attributable to redeemable preferred stock.........           --       159            --        --         --         --
Net loss.....................................................           --        --            --        --         --         --
                                                               -----------    ------    ----------    ------     ------     ------
Balances, December  31, 1999.................................           --        --    24,461,370        24         --         --
Issuance of common stock for acquisition of Research
  Connections, Inc...........................................           --        --       242,424        --         --         --
Issuance of common stock upon exercise of stock options and
  warrants, net of repurchases...............................           --        --       477,998         1         --         --
Proceeds from repayment of stockholders' notes receivable....           --        --            --        --         --         --
Interest income on stockholder notes.........................           --        --            --        --         --         --
Forgiveness of stockholder note receivable...................           --        --            --        --         --         --
Purchase of treasury stock...................................           --        --       (54,687)       --     54,687        (22)
Amortization of stock-based compensation.....................           --        --            --        --         --         --
Net loss.....................................................           --        --            --        --         --         --
                                                               -----------    ------    ----------    ------     ------    -------
Balances, December  31, 2000.................................           --        --    25,127,105    $   25     54,687    $   (22)
                                                               ===========    ======    ==========    ======     ======    =======









                                                                                              Notes                       Total
                                                               Aditional                   receivable                  stockholders'
                                                                paid-in       Deferred        from       Accumulated     equity
                                                                capital    compensation   stockholders     Deficit      (deficit)
                                                              ----------   ------------   ------------   -----------   -----------
Balances, December 31, 1997..................................        260            (59)          (175)       (7,699)       (7,669)
Noncash issuance of preferred stock and preferred and common
  stock warrants pursuant to the NBC agreements..............        575             --             --            --           575
Issuance of preferred stock, net of $1,233 issuance costs....         --             --             --            --            --
Issuance of preferred stock warrants for services rendered
  in connection with the preferred stock offering............       (438)            --             --            --          (438)
Issuance of common stock warrants pursuant to the convertible
  loan agreements............................................        490             --             --            --           490
Issuance of common stock upon exercise of stock options, net
  of repurchases.............................................        133             --           (128)           --             5
Deferred stock-based compensation related to option grants...        892           (892)            --            --            --
Amortization of stock-based compensation.....................         --            353             --            --           353
Accretion attributable to redeemable preferred stock.........       (120)            --             --            --          (120)
Net loss.....................................................         --             --             --       (15,659)      (15,659)
                                                                --------          -----          -----     ---------      --------
Balances, December 31, 1998..................................      1,792           (598)          (303)      (23,358)      (22,463)
Issuance of common stock upon exercise of stock options and
  warrants, net of repurchases...............................        996             --           (689)           --           307
Issuance of convertible preferred stock, net of $38 issuance
  costs......................................................         --             --             --            --            --
Noncash issuance of preferred stock pursuant to the NBC
  and Hearst agreements......................................         --             --             --            --            --
Noncash issuance of preferred stock warrants pursuant to the
  NBC agreement..............................................         --             --             --            --            --
Revaluation of warrants related to the NBC operating
  agreements.................................................        886             --             --            --           886
Conversion of convertible preferred stock into common stock..     71,652             --             --            --        71,667
Proceeds from initial public offering, net of  $5,771
  issuance costs.............................................     55,424             --             --            --        55,429
Deferred stock-based compensation related to option grants...        715           (715)            --            --            --
Amortization of stock-based compensation.....................         --            763             --            --           763
Accretion attributable to redeemable preferred stock.........       (159)            --             --            --          (159)
Net loss.....................................................         --             --             --       (40,107)      (40,107)
                                                                --------          -----          -----     ---------      --------
Balances, December  31, 1999.................................   $131,306          $(550)         $(992)    $ (63,465)     $ 66,323
Issuance of common stock for acquisition of Research
  Connections, Inc...........................................      3,000             --             --            --         3,000
Issuance of common stock upon exercise of stock options and
  warrants, net of repurchases...............................      1,022             --            377            --         1,400
Proceeds from repayment of stockholders' notes receivable....         --             --            159            --           159
Interest income on stockholder notes.........................         --             --            (49)           --           (49)
Forgiveness of stockholder note receivable...................         --             --            333            --           333
Purchase of treasury stock...................................         --             --             --            --           (22)
Amortization of stock-based compensation.....................       (132)           327             --            --           195
Net loss.....................................................         --             --             --       (41,636)      (41,636)
                                                                --------          -----          -----     ---------      --------
Balances, December  31, 2000.................................   $135,196          $(223)         $(172)    $(105,101)     $ 29,703
                                                                ========          =====          =====     =========      ========

               See accompanying notes to financial statements.

                                Talk City, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                                                     Years ended  December 31,
                                                                                                     ------------------------
                                                                                                      2000        1999        1998
                                                                                                      ----        ----        ----

Cash flows from operating activities:
 Net loss.....................................................................................    $(41,636)   $(40,107)   $(15,659)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................................       4,852       1,140         347
  Stock-based compensation expense............................................................         195         763         353
  Common stock warrants issued pursuant to the loan financing.................................          --          --         490
  Noncash advertising and promotional charges.................................................       2,388      11,162       2,890
  Impairment of investment in private company.................................................       3,000          --          --
  Provision for accounts receivable allowance.................................................       1,306         318         100
  Forgiveness of stockholder receivable.......................................................         333          --          --
  Interest on stockholder notes...............................................................         (49)         --          --
  Changes in operating assets and liabilities:
   Accounts receivable........................................................................        (353)     (3,088)       (742)
   Prepaid expenses and other current assets..................................................         678      (1,772)         67
   Accounts payable...........................................................................      (2,892)      2,772         814
   Accrued liabilities........................................................................        (164)      2,982         312
   Deferred revenue...........................................................................          82         609          55
                                                                                                  --------    --------    --------
  Net cash used in operating activities.......................................................     (32,260)    (25,221)    (10,973)
                                                                                                  --------    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment........................................................      (6,713)     (5,839)       (797)
   Investment in private company..............................................................          --      (3,000)         --
   Cash paid for acquisition of Research Connections, Inc. net of issuance costs..............        (417)         --          --
   Purchases of short-term investments........................................................      (7,069)    (48,011)     (5,740)
   Proceeds from sale of short-term investments...............................................      39,530      12,210          --
   Other assets...............................................................................      (1,577)       (282)        (22)
                                                                                                  --------    --------    --------
Net cash provided by (used in) investing activities...........................................      23,754     (44,922)     (6,559)
                                                                                                  --------    --------    --------

Cash flows from financing activities:
   Proceeds from initial public offering, net of issuance costs...............................          --      55,429          --
   Proceeds from sale of redeemable preferred stock, net of issuance costs....................          --      19,961      21,197
   Proceeds from issuance of common stock from exercise
      of stock options and warrants...........................................................       1,400         307           5
   Proceeds from convertible loan financing, net of issuance costs............................          --          --       2,903
   Repayment of convertible loan financing....................................................          --          --        (331)
   Proceeds from repayment of notes receivable................................................         159          --          --
   Proceeds from notes payable................................................................          --          --         491
   Repayment of notes payable.................................................................        (154)       (139)        (91)
   Purchase of treasury stock.................................................................         (22)         --          --
                                                                                                  --------    --------    --------
Net cash provided by financing activities.....................................................       1,383      75,558      24,174
                                                                                                  --------    --------    --------
Net (decrease) increase in cash and cash equivalents..........................................      (7,123)      5,415       6,642
Cash and cash equivalents at beginning of period..............................................      14,112       8,697       2,055
                                                                                                  --------    --------    --------
Cash and cash equivalents at end of period....................................................    $  6,989    $ 14,112    $  8,697
                                                                                                  ========    ========    ========

                                Talk City, Inc.

                                (in thousands)

                                                                                                  Years Ended December 31,
                                                                                                  -----------------------
                                                                                                    2000       1999     1998
                                                                                                    ----       ----     ----

Supplemental disclosure of cash flow information::

 Cash paid during the period for interest..............................................           $   39    $    74   $  113
                                                                                                  ======    =======   ======
 Common stock issuance for acquisition of Research Connections, Inc. ..................           $3,000    $    --   $   --
                                                                                                  ======    =======   ======
 Conversion of redeemable preferred stock to common stock..............................           $   --    $71,667   $   --
                                                                                                  ======    =======   ======
 Accretion of redeemable convertible preferred stock and warrants......................           $   --    $   159   $  558
                                                                                                  ======    =======   ======
 Common stock issued for notes receivable, net of repurchases..........................           $ (377)   $   689   $  128
                                                                                                  ======    =======   ======
 Issuance of stock and warrants for advertising and promotional services...............           $   --    $13,460   $5,140
                                                                                                  ======    =======   ======
 Issuance of preferred stock for conversion of loan financing..........................           $   --    $    --   $2,572
                                                                                                  ======    =======   ======
 Deferred stock-based compensation related to option grants............................           $   --    $   715   $  892
                                                                                                  ======    =======   ======

                 See accompanying notes to financial statements

                                Talk City, Inc.

                         Notes to Financial Statements


(1) Description of Business and Nature of Operations

    Talk City, Inc., incorporated in March 1996, is a leading provider of online affinity marketing services. The Company helps companies use their Web sites to bring their customers together into communities, which significantly reduces marketing and support costs, increases revenue, and strengthens customer relationships. The Company offers businesses a wide range of services which include: consulting services; market research services; live online events and webcasts; software applications such as online discussion boards and online customer support tools; and community moderation services; as well as advertising services. The Company also operates one of the largest community Web sites in the world at www.talkcity.com.
                      ----------------

(2) Summary of Significant Accounting Policies

   (a)   Revenue Recognition

     To date, the Company's revenues have been derived primarily from the sale of online marketing services and sponsorship and advertising contracts.

     Revenues from network and syndication services are generally derived from short-term banner advertisement and sponsorship contracts under which the Company offers a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Talk City's clients for network and syndication services enter into short-term agreements pursuant to which they generally receive a guaranteed number of advertising impressions on the Company's network sites. Revenues from network and syndication services are recognized in the period in which the advertisement is displayed, or the event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract

     Sponsorship contracts integrate traditional advertising with content designed to support broad marketing objectives, including brand promotion, awareness, and product introductions. Advertising revenues are derived principally from short-term advertising contracts in which the Company delivers banner advertisements on its online properties over a specified period of time for a fixed fee. The Company's contracts typically are short-term agreements that guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time. Revenues from these contracts are recognized in the period in which the advertisement is displayed or the event is run, provided that no significant Company obligations remain. The amount of revenue recognized each period is based on the lesser of the ratio of impressions delivered over total guaranteed impressions or the ratable amortization over the term of the contract.

     In certain instances where the Company contracts with third party sales agents for the sale of advertising, the Company recognizes the revenues from such transactions net of the related commission paid to the agent.

     Talk City's event services primarily include the setup and production of live, online, interactive events for the Company's clients. Revenues from the event services are recognized as the events are run or ratably over the term of the contract.

     Market research services consist of the production and delivery of online market research surveys and focus groups. Revenue is recognized at the lesser of the estimated percentage of project completion or on a straight-line basis over the term of the contract.

     Community solution services revenues are derived principally from contracts relating to one or more events and contracts for a period of time up to two years in which the Company designs customized communities, produces online events, conducts market research, and facilitates online discussion boards for customers. Community solution services revenues are recognized as the events are run or ratably over the term of the contract period which coincides with when the services are performed, provided that collection of the receivable is probable.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation of SAB 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. We adopted SAB 101 beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

  (b)  Cash Equivalents

     All highly-liquid financial instruments purchased with an original maturity of three months or less are reported as cash equivalents.

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

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 2000 and 1999, the fair value of marketable securities (consisting primarily of commercial paper, corporate notes and market auction securities) approximates their cost. Therefore, no unrealized gain or loss has been recorded. Realized gains and losses have not been material for any period presented.

  (d)  Fair Values of Financial Instruments

     The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, long-term debt and a standby letter of credit. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value based on liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt and the standby letter of credit approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities. The Company does not have any foreign currency hedging or other derivative financial instruments as of December 31, 2000.

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

  (f)  Long Lived Assets

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such amounts are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

  (h)  Advertising and Marketing Expense

     The cost of advertising is expensed as incurred. Advertising costs were $6,769,000, $22,606,000, and $7,410,000, for the years ended December 31,
  2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, these costs included, $2,388,000, $11,162,000, and $2,890,000, respectively, of noncash advertising and promotional charges pursuant to the NBC and Hearst advertising and operating agreements. See Note 10--Advertising and Operating Agreements.

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

     Effective July 1, 2000, the Company has adopted the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25" ("FIN 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employees for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company's adoption of FIN No. 44 has not had a material impact on its financial statements, cashflows, or results of operations. See
  Note 6--Capitalization.

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

     Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares (in thousands):

                                                                       Years ended December 31,
                                                                       -----------------------
                                                                       2000           1999           1998
                                                                       ----           ----           ----
   Stock options............................................          4,419          1,248            343
   Unvested common stock subject to repurchase..............              5            374            752
   Preferred and common stock warrants......................            991          1,205          1,311
   Redeemable convertible preferred stock (as if converted)
    converted)..............................................             --             --          6,467
                                                                      -----          -----          -----
                                                                      5,415          2,827          8,873
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

     The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations. As of December 31, 2000 and 1999, the allowance for bad debts was $1,719,000 and $254,000, respectively.

     The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in the United States. For the year ended December 31, 2000, no single customer represented over 10% of revenues. As of December 31, 2000, total receivables from a single customer were $373,000. Revenues from one major customer were $947,000 and $319,000 for the years ended December 31, 1999 and 1998, respectively. Total receivables from this customer were $377,000 at December 31, 1999.

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

  (r)  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the December 31, 2000 presentation.

(3) Business Combinations

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

     The Company's consolidated statement of operations includes the operations of RCI from January 3, 2000 to December 31, 2000. The unaudited pro forma financial information in the following table illustrates the combined results of the Company's operations and the operations of RCI for the period from January 1, 1999 to December 31, 1999, as if the acquisition of RCI had occurred as of January 1, 1999. The unaudited pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred if the Company had constituted a single entity as of January 1, 1999. The unaudited pro forma information is also not necessarily indicative of the future results of the operations of the combined entity.

                                   In thousands                                      (Unaudited)
   Net revenues....................................................................     $  8,717
   Cost of revenues................................................................        9,059
                                                                                        --------
        Gross Margin...............................................................         (342)
                                                                                        --------
   Operating Expenses..............................................................       42,786
                                                                                        --------
        Loss from Operations.......................................................      (43,128)
                                                                                        --------
   Interest Income.................................................................        2,264
                                                                                        --------
        Net Loss...................................................................     $(40,864)
                                                                                        --------

    The proforma net loss includes the Company's net loss of $40,107,000 and RCI's net loss of $73,000 plus a pro forma adjustment of $684,000 to include the amortization expense associated with the goodwill related to the acquisition.

(4) Financial Statement Components

   (a)  Cash Equivalents and Short-Term Investments

   The following is a summary of cash equivalents and short-term investments as of December 31, 2000 and 1999 (in thousands):

                                                                                        December 31,
                                                                                    --------------------
                                                                                         2000       1999
                                                                                      -------    -------
  Cash and cash equivalents:
     Cash.........................................................................    $ 1,320    $   832
     Money markets funds..........................................................      1,321        163
     Commercial paper.............................................................      3,749      6,417
     Auction rate securities......................................................         --      6,700
     Corporate notes..............................................................        599         --
                                                                                      -------    -------
                                                                                        6,989     14,112
                                                                                      -------    -------
  Short-term investments:
     Commercial paper.............................................................      2,243     13,414
     Auction rate securities......................................................         --     11,622
     Corporate notes..............................................................      4,737     14,405
                                                                                      -------    -------
                                                                                        6,980     39,441
                                                                                      -------    -------
                                                                                      $13,969    $53,553
                                                                                      =======    =======

   As of December 31, 2000 and 1999, the contractual maturities of all debt securities in the Company's portfolio, except auction-rate securities, were less than one year. The contractual maturities for the auction-rate securities exceed 10 years. However, the Company has the option of adjusting the interest rates or liquidating these investments on their respective reset dates, which occur every 90 days or less. Auction rate securities held for more than 90 days are included in short term investments.

  (b)   Property, Plant and Equipment

   Property and equipment consisted of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                         December 31,
                                                                                  --------------------------
                                                                                          2000          1999
                                                                                       -------        ------
   Computer equipment...........................................................       $ 9,254        $5,016
   Furniture and fixtures.......................................................         1,811         1,188
   Leasehold improvements.......................................................         1,130         1,120
                                                                                       -------        ------
                                                                                        12,195         7,324
   Less accumulated depreciation and amortization...............................         3,961         1,635
                                                                                       -------        ------
                                                                                       $ 8,234        $5,689
                                                                                       =======        ======

  (c)  Other Assets

       Other assets consisted of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                         December 31,
                                                                                  --------------------------
                                                                                          2000          1999
                                                                                        ------        ------
   Capitalized in-kind advertising and promotional expenses, net (Note 10)......        $2,171        $4,559
   Cost investment in SocialNet, Inc (Note 11)..................................            --         3,000
   Deposits.....................................................................         3,998         2,421
                                                                                        ------        ------
                                                                                        $6,169        $9,980
                                                                                        ======        ======

   (d)  Accrued Liabilities

      Accrued liabilities consisted of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                         December 31,
                                                                                  --------------------------
                                                                                          2000          1999
                                                                                        ------        ------
   Accrued compensation and benefits............................................        $1,375        $  953
   Accrued general and administrative expenses..................................           562           505
   Accrued rent.................................................................           350            --
   Accrued sales and marketing expenses.........................................           321           987
   Accrued moderator expenses...................................................           300           390
   Other accrued liabilities....................................................           230           467
                                                                                        ------        ------
                                                                                        $3,138        $3,302
                                                                                        ======        ======

   (e)  Interest Income (Expense), Net

Interest income (expense), net consisted of the following (in thousands):

                                                                               Years ended December 31,
                                                                         -------------------------------------
                                                                                  2000       1999        1998
                                                                                ------     ------       -----
   Interest income.....................................................         $2,213     $2,341       $ 241
   Interest and other expense..........................................            (54)       (77)       (608)
                                                                                ------     ------       -----
                                                                                $2,159     $2,264       $(367)
                                                                                ======     ======       =====

   Included in interest expense in 1998 is the value associated with the common stock warrants issued to the holders of the notes totaling $490,000. See Note 6- -Capitalization.

(5)  Notes Payable

   The Company has an equipment line of credit with a financial institution that provides up to $2,000,000 in borrowings, bears interest at a rate determined on the draw date, and currently expires in April 2002. The line of credit is secured by the Company's fixed assets. As of December 31, 2000 and 1999, $107,000 and $261,000, respectively, was outstanding under this agreement with the principal amount due in 48 monthly installments beginning in May 1998.
These amounts bear interest at a fixed rate of approximately 20%.

   The aggregate principal payments due under the line of credit subsequent to December 31, 2000 are as follows: 2001, $86,000; and 2002, $21,000.

(6)  Capitalization

  (a)  Redeemable Convertible Preferred Stock

   A summary of redeemable convertible preferred stock issued by the Company since inception follows:

                                                                   Noncumulative   Liquidation    Redemption
                                                       Shares        dividend      preference        price
                                                       issued        per share      per share      per share
                                                    -------------  -------------  -------------  -------------
  Series A........................................        150,000          $0.16          $2.00          $2.00
  Series A1.......................................        350,000           0.16           2.00           2.00
  Series B........................................      3,294,785           0.22           2.80           2.80
  Series C........................................        384,615           0.38           4.68           4.68
  Series D........................................      8,100,509           0.32           4.00           4.00
  Series E........................................      2,499,884           0.32           8.00           8.00
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

  (b)  Common Stock

   The Company completed its initial public offering of approximately 5.1 million shares of Common Stock, including 100,000 shares of the underwriters over-allotment option, on July 23, 1999 (the 100,000 shares of the underwriters over-allotment option was completed on August 24, 1999) and raised approximately $55.4 million, net of offering costs of $5,771,000. Talk City is listed on the NASDAQ National Market under the symbol "TCTY."

   Option holders have exercised options to purchase shares of restricted common stock in exchange for stockholder promissory notes. The notes are secured by the underlying shares of common stock and were issued with full recourse rights. The notes bear interest at rates ranging between 6.0% and 6.9% and expire on various dates ranging from November 2006 to January 2008. The Company has the right to repurchase all unvested shares purchased by the notes at the original exercise price in the event of employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years. As of December 31, 2000, there were 4,917 shares subject to repurchase. These options were exercised at $0.28 per share.

  (c)  Stock Option Plans and Employee Stock Purchase Plan

   The Company's 1996 Stock Option Plan provides for stock options to be granted to employees, independent contractors, officers, and directors. Options are generally granted at an exercise price which approximates 100% of the estimated fair market value per share at the date of grant, as determined by the Company's Board of Directors. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options issued generally vest ratably over 4 years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter.

   The shareholders approved, on May 19, 2000, the Company's Amended and Restated 1996 Stock Option Plan the number of shares of Common Stock authorized for issuance under the 1996 Stock Option Plan by 3,500,000 shares, and to change the annual evergreen increase by a number of shares equal to the lesser of (i) 2,000,000 shares, (ii) 7% of the then outstanding shares of Common Stock, or
(iii) a lesser amount determined by the Board.

   The Board of Directors approved, on April 23, 1999, a 1999 Director Option Plan reserving 250,000 shares of common stock for issuance and an amendment and restatement to the 1996 Plan increasing the shares of common stock reserved for issuance by 750,000. The amendment and restatement of the 1996 Plan also provides for the automatic annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year beginning in 2000 by the lesser of 750,000 shares, 4% of the then outstanding shares of common stock or an amount determined by the Board of Directors.

   The Board of Directors also approved, on April 23, 1999, the 1999 Employee Stock Purchase Plan ("ESPP"). The common stock available for sale under the plan shall be 500,000 plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2000 equal to the lesser of (i) 500,000 shares, (ii) 2% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. Qualified employees may elect to have a certain percentage not to exceed 15% of their salary withheld pursuant to the 1999 Plan. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning of the 24 month offering period or end of the six-month purchase period, whichever is lower. Under this Plan, 398,650 shares were issued during fiscal 2000 representing approximately $558,000 in employee contributions.

   A summary of stock option activity follows:

                                                            2000                    1999                    1998
                                          -----------              ----------               ---------
                                                        Weighted                Weighted                Weighted
                                                        average                 average                 average
                                            Options     exercise    Options     exercise    Options     exercise
                                          outstanding    price    outstanding    price    outstanding    price
                                          -----------   --------  -----------   --------  -----------   --------
 Outstanding at beginning of
   period...............................    1,247,537     $10.10      342,998     $ 0.82      674,801      $0.26
   Options granted......................    4,941,725       4.79    1,213,425      11.06      315,623       0.92
   Options exercised....................      (34,202)     11.47     (188,188)      3.46     (534,519)      0.26
   Options canceled.....................   (1,736,244)      7.13     (120,698)      3.53     (112,907)      0.38
                                          -----------              ----------               ---------
 Outstanding at end of year.............    4,418,816       9.26    1,247,537      10.08      342,998       0.82
                                          ===========              ==========               =========
 Shares available for future grant......    2,180,580                 731,892                 315,336
                                          ===========              ==========               =========
 Weighted average fair value of
   options granted during the year:
   Granted at fair value                  $      4.79              $     8.65               $    0.70
   Granted  below fair value                        -                    6.25                    2.16
   All options granted                           4.79                    8.46                    2.10

   The Company uses the intrinsic value-based method to account for all its employee stock-based compensation arrangements. The Company has recorded deferred stock-based compensation expense of $0, $715,000 and $892,000 relating to options granted during the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent the difference between the exercise price and the deemed fair value for financial reporting purposes of the Company's common stock during the periods in which such options were granted.
Amortization of deferred stock compensation of $195,000, $763,000 and $353,000 was recognized during the years ended December 31, 2000, 1999 and 1998, respectively.

   Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable as of December 31, 2000, for selected exercise price ranges is as follows:

                                                                Options outstanding            Options Exercisable
                                                        ------------------------------------  ----------------------
                                                                     Weighted-
                                                                      average     Weighted-               Weighted-
                       Range of                                     remaining     average                 average
                       exercise                          Number     contractual   exercise     Number     exercise
                        prices                        outstanding  life (years)    price    outstanding    price
                        ------                        -----------  ------------  ---------  -----------  ---------

                $ 0.20  -      0.56                         403,324         9.09      $ 0.49       80,034     $ 0.25
                  1.53  -      1.91                       1,320,825         9.56        1.74       60,650       1.53
                  2.00  -      6.00                       1,249,068         9.30        2.11       78,443       3.21
                  7.88  -     10.31                         113,788         8.62        8.67       52,368       8.76
                 11.75  -     12.88                         745,000         9.07       12.81       30,250      12.01
                 13.94  -     17.94                         586,811         8.96       17.94      486,267      13.96
                                                          ---------                               -------
                                                          4,418,816         9.26        5.40      788,012      10.12
                                                          =========                               =======


   The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair market value method of SFAS 123. The weighted average fair value of employee stock purchase plan shares issued during 2000 was $1.40. The fair value of these options and employee stock purchase plan shares were estimated at the date of grant using the Black Scholes model with the following weighted average assumptions: (i) a dividend yield of 0% for all periods; (ii) expected volatility of 141% and 96% for employees and nonemployees for 2000 and 1999, 0% for employees and 135% for nonemployees in 1998; (iii) risk-free interest rate of 5.7% in 2000, 5.0% in 1999, and 5.0% in 1998; (iv) an expected life of three years for employees, a contractual life of ten years for nonemployees and six months for shares issued under the employee stock purchase plan.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods. The Company's pro forma information is as follows:

(in thousands, except per share amounts)
                                                                                Years ended December 31,
                                                                         --------------------------------------
                                                                               2000         1999          1998
                                                                           --------     --------      --------
   Net loss as reported................................................    $(41,636)    $(40,266)     $(16,217)
   Incremental pro forma compensation expense under SFAS 123...........      (2,742)        (647)         (153)
                                                                           --------     --------      --------
   Pro forma net loss                                                      $(44,378)    $(40,913)     $(16,370)
                                                                           ========     ========      ========

   Pro forma net loss per share                                            $  (1.80)    $  (3.19)     $  (4.97)
                                                                           ========     ========      ========

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

   In connection with the NBC operating and advertising agreements, the Company issued warrants to purchase 375,000 shares of common stock and 522,223 shares of the Series D Stock. See Note 10--Advertising and Operating Agreements.

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

   During 2000, warrants representing 212,972 shares were exercised and warrants representing 751 shares were cancelled. During 1999, warrants representing 278,560 shares were granted, warrants representing 98,928 shares were exercised, and warrants representing 286,039 shares were cancelled. No warrants were exercised during 1998. As of December 31, 2000, 1999 and 1998, warrants outstanding were 991,223, 1,204,946 and 1,311,353, respectively.

(7)  Income Taxes

   The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to the net loss and the actual provision for income taxes for the years ended December 31, 2000, 1999 and 1998, follows (in thousands):

                                                                               2000           1999          1998
                                                                           --------       --------       -------
  Income tax benefit at statutory rate.............................        $(14,124)      $(13,636)      $(5,270)
  Current year net operating loss and temporary differences for
    which no benefit has been recognized...........................          12,766         13,414         4,969
   Other...........................................................           1,358            222           301
                                                                           --------       --------       -------
        Total......................................................        $      -       $      -       $     -
                                                                           ========       ========       =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows (in thousands):

                                                                                        2000          1999
                                                                                    --------      --------
  Deferred tax assets:
     Net operating loss carryforwards...........................................    $ 34,083      $ 21,767
     Preferred and common stock warrants........................................       2,719         1,889
     Property and equipment.....................................................         195           329
     Research credit carryforwards..............................................         758           585
     Other......................................................................       1,094           533
                                                                                    --------      --------
        Total gross deferred tax assets.........................................      38,849        25,103
  Valuation allowance...........................................................     (38,849)      (25,103)
                                                                                    --------      --------
        Total net deferred tax assets...........................................    $     --      $     --
                                                                                    ========      ========

   Management has established a full valuation allowance against its net deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period. The net increase in total valuation allowance for the years ended December 31, 2000, 1999, and 1998 was approximately $13,746,000, $15,180,000, and $6,556,000, respectively.

   The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $91,912,000, and $43,420,000, respectively, available to reduce future taxable income subject to income taxes. The net operating loss carryforwards expire in various years from 2011 through 2020 for federal income tax purposes and from 2004 through 2010 for California income tax purposes.

   The Company also has research credit carryforwards for federal and California income tax return purposes of approximately $494,000 and $301,000, respectively, available to reduce future income taxes. The federal research credit carryforward expires beginning in 2011 through 2020. The California research credit carryforward can be utilized indefinitely.

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


   Included in gross deferred tax assets as of December 31, 2000 is approximately $1,443,000 related to stock options and warrants for which the benefit, when realized will be recorded to equity.

(8)  Commitments

   The Company leases its facilities under operating leases expiring at various dates through March 2009. In October 1999, the Company signed a nine-year three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. Under the lease agreement, the letter of credit may be reduced by $300,000 per year after every twelve months through December 14, 2005 provided no default has occurred. As of December 31, 2000, a $1,800,000 certificate of deposit with a one year maturity was held as collateral by a bank for guarantee of the letter of credit. The certificate of deposit is included in Other Assets.

   Rent expense was approximately $2,490,000, $790,000, and $211,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

   The following table details the future minimum lease payments under non-cancelable operating leases as of December 31, 2000 on a pro forma basis, showing the impact of lease cancellations in San Francisco, Chicago and New York that have occurred subsequent to December 31, 2000--see Note 16 regarding subsequent events--(in thousands):

   2001..............................................................................          $ 1,989
   2002..............................................................................            1,935
   2003..............................................................................            1,997
   2004..............................................................................            1,975
   2005 and thereafter...............................................................            7,966
                                                                                               -------
        Total minimum lease payments.................................................          $15,862
                                                                                               =======

(9)  Retirement Plan

   Effective January 1997, the Company established a qualified 401(k) Plan (the
Plan) available to all employees who meet the Plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to this Plan up to a statutory maximum amount. The Company may make matching contributions to the Plan on a discretionary basis. The Company has not made any contributions to the Plan in 2000, 1999 or 1998.

(10) Advertising and Operating Agreements

   Advertising Agreements

   The Company entered into three separate agreements with the National Broadcasting Company ("NBC") whereby NBC provided the Company with advertising time and promoted the Company's services on television, primarily during prime time programs, in exchange for preferred stock and warrants described as follows:

   (i) On April 22, 1998, the Company issued 213,675 shares of Series C Redeemable Convertible Preferred Stock ("Series C Stock") at a price of $4.68 per share in exchange for advertising provided by NBC.

   (ii) On August 31, 1998, the Company issued 170,940 shares of Series C Stock at a price of $4.68 per share and warrants to purchase 125,000 shares of Series D redeemable convertible preferred stock ("Series D Stock") with an exercise price of $6.00 per share in exchange for advertising spots provided by NBC. The warrant is exercisable at any time prior to August 31, 2003 and was valued at approximately $425,000 using the Black Scholes option pricing model.

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

   On October 30, 1998, the Company entered into an agreement with the New Media and Technology division of Hearst Communications, Inc. ("Hearst") whereby Hearst would provide advertising space to the Company in selected national publications. The advertising has an aggregate discounted rate card value of $3,000,000 and would be provided in exchange for 750,000 shares of Series D. For every $4.00 of print advertising provided by Hearst, the Company would issue one share of Series D Stock. On April 15, 1999, as Hearst had not provided all the advertising pursuant to this agreement, the Board of Directors amended the agreement with Hearst to effect the immediate issuance of 750,000 shares of Series D Stock.

   All the warrants and preferred stock issued pursuant to the above are non-cancelable and non-forfeitable. Accordingly, the fair market value of these instruments was measured and fixed on the date of their respective issuance. The total fair value was recorded in Other Assets and is being charged to operations as the advertisements are run. The fair values attributable to the amended NBC and Hearst agreements were based on the fair value of the Series E Redeemable Convertible Preferred Stock issued at $8.00 per share on April 15, 1999. For the years ended December 31, 2000 and 1999, advertising expense related to these agreements of $1,402,208 and $9,198,000, respectively, was recorded to noncash advertising and promotional charges in the statement of operations. As of December 31, 2000 and 1999, the unamortized value attributable to the non-cancelable stock and warrants of $2,171,000 and $3,007,000, respectively, was recorded in Other Assets.

   In connection with the Company's IPO, the preferred stock issued in the above arrangements was converted to common stock at their respective ratios. In addition, the warrants are exercisable into shares of common stock, determined based on the respective conversion ratios.

   Operating Agreements

   During 1998, the Company entered into two operating agreements with NBC Multimedia whereby the Company and NBC Multimedia agreed to jointly produce, market, and promote the Company's online properties and integrate the Company's and NBC Multimedia's Web sites over a period of two to three years. In connection with these agreements, the Company issued preferred stock and warrants to NBC Multimedia as follows:

        (i) The Company executed an operating agreement whereby the Company issued a warrant to purchase 375,000 shares of common stock with an exercise price of $4.00 per share. The warrant is exercisable at any time prior to its expiration in April 2003. Pursuant to the original agreement, of the shares issuable upon exercise of the warrants, 50% and 25% are subject to cancellation, if not previously exercised, in the event NBC Multimedia cancelled the agreement for convenience prior to February 25, 1999 and February 25, 2000, respectively. On April 15, 1999, the Board of Directors amended the operating agreement with NBC to effect the immediate issuance of a non-cancelable warrant to purchase 375,000 shares of common stock in exchange for the previous warrant issued to NBC under this agreement. The warrant was initially valued at approximately $630,000 using the Black-Scholes option pricing model.

        (ii) The Company executed an operating agreement whereby the Company issued 500,000 shares of Series D Stock valued at $4.00 per share and a warrant to purchase 130,556 shares of Series D Stock with a weighted average exercise price of $7.66 per share. The warrant is exercisable at any time prior to its expiration in August 2003. Pursuant to the original terms, of the shares issuable upon exercise of the warrant, 25% are subject to cancellation, if not previously exercised, in the event NBC multimedia cancelled the agreement for convenience prior to August 2001. On April 15, 1999, the Board of Directors amended the operating agreement with NBC to effect the immediate issuance of a non-cancelable warrant to purchase 130,556 shares of Series D Stock in exchange for and upon cancellation of the previous warrant issued to NBC under this agreement. The warrant was initially valued at approximately $439,000 using the Black-Scholes option pricing model.

   In accordance with EITF 96-18, the warrants subject to cancellation were required to be revalued at each balance sheet date based on the current fair value through the date the related cancellation or repurchase rights lapsed. As a result of the amendments described above, the value of the warrants that were initially subject to cancellation was fixed and measured on April 15, 1999 based on the Series E Redeemable Preferred Stock price per share. The fair value of the Series D Stock of $2,000,000 and the fair value of the warrants of $2,179,000 issued in connection with the operating agreements was recorded in Other Assets and is being amortized over the remaining term of the respective operating agreements, which coincides with when the services are received. For the years ended December 31, 2000 and 1999, amortization expense related to these agreements of $986,000 and $1,964,000, respectively, was recorded to noncash advertising and promotional charges in the statement of operations. As of December 31, 2000 and 1999, the unamortized value attributable to the non-cancelable preferred stock and warrants of $567,000 and $1,552,000, respectively, was recorded in Other Assets.

(11)  Related Party Transactions

   On December 21, 1999, the Company entered into a Series C Preferred Stock Agreement with SocialNet, Inc. ("SocialNet"), a privately held corporation. In accordance with the Series C Preferred Stock Agreement, the Company purchased 1,554,404 shares of Series C Preferred Stock of SocialNet, representing a 7.6% ownership interest in SocialNet, for $3.0 million. The Company accounts for this investment under the cost method. As of December 31, 2000, management determined that the value of this asset was impaired and wrote-off the entire investment as an unrealized loss on minority investment.

The Company recorded $446,000 and $129,000 in revenues for the sale of services to SocialNet in 2000 and 1999, respectively. Accounts receivable from SocialNet were $75,000 and $30,000 at December 31, 2000 and 1999, respectively.

   In 2000, 1999 and 1998, the Company recorded revenue totaling $455,000, $569,000 and $92,000, respectively, for the sale of services to various stockholders of the Company. As of December 31, 2000 and 1999, accounts receivable from the stockholders were $124,000 and $192,000, respectively. Accounts payable to stockholders were $23,000 and $22,000 at December 31, 2000 and 1999, respectively.

(12)  Network Participants

   As of December 31, 2000, the Company's community included approximately 35 network participants with whom it produces co-branded versions of Talk City for over 50 Internet sites. The network participants consist of three types of companies: major media, Internet service providers and Internet content.
Through its network participants, the Company receives user volume driven by the network participants. The volume is considered to be "driven" by a network participant if the user comes to the Company's site via a participant's site. For the year ended December 31, 2000, approximately 22% of the Company's advertising and sponsorship revenues were based on volume driven by its network participants. During this period, one network participant was responsible for approximately 14% of the Company's advertising and sponsorship revenue. If the Company were to terminate or otherwise lose the benefit of its network participants, the Company could be at risk of being unable to replace the network participant's volume and associated advertising and sponsorship revenues which could have a negative impact on the Company's operating results.

(13)  Restructuring Charges

   In June 2000, the Company underwent a restructuring of operations to more clearly focus Talk City as an online marketing services provider. As a result of the this restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. In December 2000, the Company underwent a separate restructuring to further align the Company on selling and implementing fee-based services. As a result of the December restructuring, the Company reduced its total headcount by 55 employees, or 30% of the total workforce. The Statement of Operations for the period ended December 31, 2000 includes a charge of approximately $1,237,000, related to these restructurings. Such amount consists of approximately $1,058,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to these restructurings were paid as of December 31, 2000.

(14) Quarterly Results of Operations (Unaudited)

   The following unaudited table presents certain statement of operations data for our eight most recent quarters ended December 31, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including the notes thereto, included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

                                                                                    (Unaudited)
                                                                                 Three Months Ended
                                                                                 -------------------
                                           Dec. 31,    Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,    Mar. 31,

                                             2000        2000       2000       2000       1999        1999        1999       1999
                                           --------     -------   --------   --------   --------     -------    --------    -------
                                                                                  (in thousands)
Revenues:
 Network & syndication servies............ $    823     $ 1,445   $  2,471   $  2,053   $  2,129     $ 1,571    $  1,042    $   670
 Community solution services..............      935         925        785        534        612         216         168        130
 Event services...........................      865         931        831        535        376         184         134        123
 Market research services.................      428         448        420        413        209          55          56         57
                                           --------     -------   --------   --------   --------     -------    --------    -------
     Total revenues.......................    3,051       3,749      4,507      3,535      3,326       2,026       1,400        980
Cost of revenues..........................    4,383       3,973      4,118      3,619      3,182       2,461       1,953      1,345
                                           --------     -------   --------   --------   --------     -------    --------    -------
                Gross margin..............   (1,332)       (224)       389        (84)       144        (435)       (553)      (365)

Operating expenses:
 Product development......................    2,047       2,205      1,935      1,765      1,587       1,366       1,011        758
 Sales and marketing......................    2,969       2,760      4,629      4,934      6,129       5,234       4,678      3,546
 General and administrative...............    3,193       2,981      2,766      3,051      1,975       1,605       1,137        974
 Unrealized loss on minority investment...    3,000           -          -          -          -           -           -          -
 Restructuring charges....................      768           -        469          -          -           -           -          -
 Noncash advertising and promotional
  charges.................................    1,014         213        443        718        897         934       7,921      1,410
 Amortization of goodwill.................      171         171        171        171          -           -           -          -
                                           --------     -------   --------   --------   --------     -------    --------    -------
     Total operating expenses.............   13,162       8,330     10,413     10,639     10,588       9,139      14,747      6,688
                                           --------     -------   --------   --------   --------     -------    --------    -------
     Loss from operations.................  (14,494)     (8,554)   (10,024)   (10,723)   (10,444)     (9,574)    (15,300)    (7,053)

Interest income (expense), net............      388         455        595        721      1,001         809         300        154
                                           --------     -------   --------   --------   --------     -------    --------    -------
     Net loss.............................  (14,106)     (8,099)    (9,429)   (10,002)    (9,443)     (8,765)    (15,000)    (6,899)

Accretion of redeemable convertible
 preferred stock and warrants............         -           -          -          -          -          16          71         72
                                           --------     -------   --------   --------   --------     -------    --------    -------
     Net loss applicable to common
       stockholders......................  $(14,106)    $(8,099)  $ (9,429)  $ (6,971)  $ (9,443)    $(8,781)   $(15,071)   $(6,971)

                                           ========     =======   ========   ========   ========     =======    ========    =======

(15)   Liquidity

   The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company's recurring net losses, cash used in operating activities and accumulated deficit require the Company to obtain additional cash to sustain its operations throughout 2001. The Company presently has not secured future funding commitments but is currently in discussions with third parties to obtain additional funding. At this time, however, no formal agreements have been finalized. Recovery of the carrying amounts of certain assets, including property, equipment and goodwill, is dependent on obtaining additional capital.

(16)   Subsequent Events

   Through March, 2001, the Company entered into definitive agreements with various lessors to terminate the operating lease agreements for the office space
in Chicago, San Francisco and one suite in New York City.   As a result of these
terminations, the Company's obligations under non-cancelable operating leases were reduced by approximately $1.0 million.

   On March 16, 2001, the Company announced a further restructuring to recognize changes in the economic environment and complete its transition to a 100% fee-based marketing services model. The restructuring included a reduction in workforce of approximately 40 people or 30% of the total workforce. This step, along with other cost cutting measures, are expected to significantly reduce operating expenses in 2001. The Company expects to record an additional restructuring charge of approximately $225,000 in the March 31, 2001 quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

PART III

Item  10.  Directors and Executive Officers of the Registrant

   We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2000. The information required by this item is incorporated herein by reference to the Proxy Statement.

Item  11.  Executive Compensation

   The information required by this item is incorporated herein by reference to the Proxy Statement.

Item  12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by reference to the Proxy Statement.

Item  13.  Certain Relationships and Related Transactions

   The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

Item 14a.  List of Documents

   1.  Financial Statements

   The financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K on are presented herein at the pages noted.

                                                                                          Page Numbers
                                                                                          ------------
Report of KPMG LLP, Independent Auditors........................................                28
Balance Sheets as of December 31, 2000 and 1999.................................                29
Statements of Operations for the years ended December 31, 2000, 1999 and 1998...                30
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity                   31
 (Deficit) for the years ended December 31, 2000, 1999 and 1998.................
Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...                32
Notes to Financial Statements...................................................                34

2.   Financial Statement Schedules.

     The financial statement schedule for the years ended December 31, 2000, 1999 and 1998 is presented following the exhibits attached hereto and should be read in conjunction with the financial statements of Talk City, Inc. filed as part of this Annual Report on Form 10-K.

3.   Exhibits.

     The exhibits set forth below, and listed on the accompanying index to exhibits, are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

  Exhibit
   Number                                            Description
  -------                                            -----------
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

   10.10      Stock Option Agreement, dated March 1, 1999, by and between the Company and Jeffrey
              Snetiker.*

   10.11      Master Service Agreement, dated April 19, 1999, by and between the Company and Frontier
              GlobalCenter.*

   10.12      Network Affiliation Agreement, dated March 1, 1998 by and between the Company and 24/7
              Media Inc.*

   10.13      Content and Services Agreement, effective July 19, 1998, by and between the Company and
              WebTV Networks, Inc., as amended on July 27, 2000.****


  Exhibit
   Number                                            Description
  -------                                            -----------
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

   23.1       Consent of KPMG LLP, Independent Auditors

   24.1       Power of Attorney (see page 55)

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

**      Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

***     Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

****    Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

Item 14b.  Reports on Form 8-K.

     On December 5, 2000, the Company filed a Report on Form 8-K on which it disclosed: (i) the resignation of John Sculley from the Board of Directors, and
(ii) the receipt of correspondence from the Nasdaq Stock Market, Inc. regarding the potential delisting of the Company's shares from the Nasdaq National Market.

     On February 12, 2001, the Company filed a Report on Form 8-K disclosing the resignation of Thomas P. Hirschfeld and Joseph A. Graziano from the Board of Directors, effective January 1, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, State of California, on the Second day of April, 2001.

                                    TALK CITY
                                    ---------

                                    By:  /s/ Peter Friedman
                                        -------------------
                                        Name:   Peter Friedman
                                        Title:  Chief Executive Officer and
                                                Chairman of the Board

                               POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter H. Friedman and V. David Watkins each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

               Signature                                   Title                              Date
-------------------------------------------------------------------------------------------------------------
/s/ Peter H. Friedman                     Chief Executive Officer and Chairman of        April 2, 2001
-----------------------------             the Board.
    Peter H. Friedman                     Principal Executive Officer.
-------------------------------------------------------------------------------------------------------------
/s/ V. David Watkins                      President and Chief Operating Officer.
-----------------------------             Principal Financial Officer.                   April 2, 2001
    V. David Watkins
-------------------------------------------------------------------------------------------------------------
/s/ Brian D. Gentry                       Vice President, Finance and
-----------------------------             Controller.                                    April 2, 2001
    Brian D. Gentry                       Principal Accounting Officer.
-------------------------------------------------------------------------------------------------------------
/s/ Kenneth A. Bronfin
-----------------------------             Director                                       April 2, 2001
    Kenneth A. Bronfin
-------------------------------------------------------------------------------------------------------------
/s/ Barry M. Weinman
-----------------------------             Director                                       April 2, 2001
    Barry M. Weinman
-------------------------------------------------------------------------------------------------------------
/s/ Martin J. Yudkovitz
-----------------------------             Director                                       April 2, 2001
    Martin J. Yudkovitz
-------------------------------------------------------------------------------------------------------------

Item 14c.    Exhibits

                                 EXHIBIT INDEX

  Exhibit
   Number                                         Description
 ---------    ----------------------------------------------------------------------------------------
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

  Exhibit
   Number                                         Description
 ---------    ----------------------------------------------------------------------------------------
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

   23.1       Consent of KPMG LLP, Independent Auditors

   24.1       Power of Attorney (see page 55)

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

**        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

***       Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

****      Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

Item 14d.  Financial Statement Schedule.

     The following financial statement schedule for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the financial statements of Talk City, Inc. filed as part of this Annual Report on Form 10-K.

                Schedule II - Valuation and Qualifying Accounts


                                                                           Charged to
                                                 Balance at   Charged to     other
                                                Beginning of  costs and    accounts -    Deduction -    Balance at
                 Description                       Period      expenses   describe (1)  describe  (2)  end of period
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
 Deducted from asset accounts:
  Allowance for doubtful accounts                   $254,144  $1,627,186     $159,324        321,628      $1,719,026
--------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts                   $100,000  $  214,084     $104,144        164,084      $  254,144
--------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts                         --  $  100,000           --             --      $  100,000
--------------------------------------------------------------------------------------------------------------------

  (1)  Charges to revenue, net
  (2) Uncollectible accounts written off, net of recoveries