Form 10-Q
period 2001-03-31
LIVEWORLD INC
filed 2001-05-15
CIK 1080088

________________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission file number 333-77455

                                LIVEWORLD, INC.
            (Exact name of Registrant as specified in its charter)


          Delaware                                       77-0426524
          --------                                       ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       1919 South Bascom Avenue
         Campbell, California                               95008
         --------------------                               -----
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (408) 871-5200

        Former name, former address and former fiscal year, if changed since last report:  Talk City, Inc.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                                -

   The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding at May 15, 2001 was 25,358,874.

________________________________________________________________________________

                                LIVEWORLD, INC.
                                   FORM 10-Q


                                     INDEX

                                                                                                        PAGE NUMBER
                                                                                                     ------------------

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements:

       Unaudited Condensed Balance Sheets at March 31, 2001 and December 31, 2000                             3

       Unaudited Condensed Statements of Operations for the three months ended March
        31, 2001 and 2000                                                                                     4


       Unaudited Condensed Statements of Cash Flows for the three months ended March
        31, 2001 and 2000                                                                                     5


       Notes to Unaudited Condensed Financial Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and   Results
         of Operations                                                                                        9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          23


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                                                    24

Signatures                                                                                                   25

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                LIVEWORLD, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                          March 31,      December 31,
                                                                            2001             2000
                                                                        -------------    -------------
                                Assets

Current assets:
  Cash and cash equivalents                                                 $   9,356        $   6,989
  Short term investments                                                            -            6,980
  Accounts receivable, net                                                      1,290            2,580
  Prepaid expenses and other current assets                                       776            1,094
                                                                        -------------    -------------
     Total current assets                                                      11,422           17,643
Property and equipment, net                                                     7,421            8,234
Other assets                                                                    4,653            6,169
Goodwill, net                                                                   2,562            2,733
                                                                        -------------    -------------
     Total assets                                                           $  26,058        $  34,779
                                                                        =============    =============


                 Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable, current portion                                            $      79        $      86
  Accounts payable                                                                365            1,085
  Accrued liabilities                                                           2,745            3,138
  Deferred revenue                                                                635              746
                                                                        -------------    -------------
     Total current liabilities                                                  3,824            5,055
Notes payable, less current portion                                                 -               21
                                                                        -------------    -------------
     Total liabilities                                                          3,824            5,076
Stockholders' equity:
  Common stock                                                                     25               25
  Additional paid-in-capital                                                  134,860          135,196
  Deferred stock based compensation                                               (72)            (223)
  Notes receivable from stockholders                                             (174)            (172)
  Accumulated deficit                                                        (112,383)        (105,101)
  Treasury Stock, 54,687 common shares at cost                                    (22)             (22)
                                                                        -------------    -------------
     Total stockholders' equity                                                22,234           29,703
                                                                        -------------    -------------
     Total liabilities and stockholders' equity                             $  26,058        $  34,779
                                                                        =============    =============

         See accompanying notes to the condensed financial statements.

                                LIVEWORLD, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                           ---------------------------------
                                                                             March 31,           March 31,
                                                                               2001                2000
                                                                           -------------       -------------
Revenues:
  Network and syndication services                                              $    216           $   2,053
  Community solutions services                                                       786                 534
  Event services                                                                     470                 535
  Market research services                                                           202                 413
                                                                           -------------       -------------
Total revenue                                                                      1,674               3,535
Cost of revenue                                                                    3,031               3,619
                                                                           -------------       -------------
Gross margin (loss)                                                               (1,357)                (84)

Operating expenses:
  Product development                                                              1,577               1,765
  Sales and marketing                                                              1,192               4,934
  General and administrative                                                       1,992               3,051
  Restructuring charges                                                              207                   -
  Noncash advertising and promotional charges                                      1,015                 718
  Amortization of goodwill                                                           171                 171

Total operating expenses                                                           6,154              10,639
                                                                           -------------       -------------

Loss from operations                                                              (7,511)            (10,723)
  Interest income, net                                                               229                 721
                                                                           -------------       -------------
Net loss                                                                        $ (7,282)          $ (10,002)
                                                                           =============       =============

Basic and diluted net loss per common share                                     $  (0.29)          $   (0.41)
                                                                           =============       =============

Weighted average basic and diluted common shares
outstanding                                                                       25,017              24,530
                                                                           =============       =============

         See accompanying notes to the condensed financial statements.

                                LIVEWORLD, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   Three Months Ended
                                                                              -----------------------------
                                                                               March 31,        March 31,
                                                                                  2001            2000
                                                                              ------------    -------------
Cash flows from operating activities:
  Net loss                                                                        $ (7,282)       $ (10,002)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                                      1,135              861
  Loss on sale of property and equipment                                                 -               15
  Stock compensation expense                                                          (188)              78
  Noncash advertising and promotional charges                                        1,015              717
  Provision for accounts receivable allowance                                          150               60
  Changes in operating assets and liabilities:
    Accounts receivable                                                              1,140             (253)
    Prepaid expenses and other current assets                                          318              944
    Accounts payable                                                                  (720)          (1,060)
    Accrued liabilities                                                               (392)             678
    Deferred revenue                                                                  (111)              419
                                                                              ------------    -------------
Net cash used in operating activities                                               (4,935)          (7,543)
                                                                              ------------    -------------

Cash flows from investing activities:
  Purchases of property and equipment                                                 (151)          (3,392)
  Proceeds from sale of property and equipment                                           -               19
  Cash paid for acquisition of Research Connections, Inc.,
    net of cash acquired                                                                 -             (417)
  Purchases of short-term investments                                                    -           (4,285)
  Proceeds from sale of short-term investments                                       6,980           27,280
  Other assets                                                                         501           (1,500)
                                                                              ------------    -------------
Net cash provided by (used in) used in investing activities                          7,330           17,705
                                                                              ------------    -------------

Cash flows from financing activities:
  Proceeds from stock option and warrant exercises                                       -              842
  Proceeds from repayment of stockholders' notes receivable                              -                9
  Repayment of notes payable                                                           (28)             (36)
                                                                              ------------    -------------
Net cash provided by (used in) financing activities                                    (28)             815
                                                                              ------------    -------------

Net increase (decrease) in cash and cash equivalents                                 2,367           10,977
Cash and cash equivalents at beginning of period                                     6,989           14,112
                                                                              ------------    -------------
Cash and cash equivalents at end of period                                        $  9,356        $  25,089
                                                                              ============    =============

  Cash paid during the period for interest                                        $      1        $      13
                                                                              ============    =============

Supplemental disclosure of noncash financing activities:
  Common stock issuance for acquisition of Research Connections, Inc.             $      -        $   3,000
                                                                              ============    =============

         See accompanying notes to the condensed financial statements.

                                LIVEWORLD, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by LiveWorld, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of LiveWorld, Inc. ("LiveWorld" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in Note 3 and Note 10, necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three months ended March 31, 2001 and 2000. The condensed balance sheet at December 31, 2000 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior period's financial statements to conform to the March 31, 2001 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

     We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next six months. Thereafter, we may need to raise additional funds in order to meet our operational needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Recovery of the carrying amounts of certain assets, including property, equipment and goodwill, is dependent on obtaining additional capital.

2.   NATURE OF OPERATIONS

     LiveWorld was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. LiveWorld is a provider of online marketing services for businesses. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated customized communities, producing online interactive events, conducting online market research and providing outsourced chat and event feeds through advertising and network services. As part of its network services, the Company operates a network of online communities located at www.talkcity.com.
                                                            ----------------
These communities offer services such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling its online marketing services to corporations of various sizes within several industries. LiveWorld has incurred operating losses since inception through March 31, 2001. The Company had an accumulated deficit of $112.4 million at March 31, 2001. On May 8, 2001 the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc.

3.   ACQUISITION OF RESEARCH CONNECTIONS, INC.

     On January 3, 2000, the Company acquired Research Connections, Inc. ("RCI"), a privately-held online market research company. The Company paid $500,000 in cash and issued 242,424 shares of its Common Stock, with an approximate fair market value of $3 million, in exchange for all outstanding shares of RCI. The cash consideration of $500,000 was due as follows: $250,000 was paid on January 3, 2000; $125,000 was paid on April 3, 2000; and $125,000 was paid on July 3, 2000. In addition, contingent cash consideration of $1.5 million, subject to an employment agreement with the former sole shareholder of RCI, was placed into an escrow fund and recorded as restricted cash in Other Assets. Funds are released over four years with $375,000, or 25%, having been released on January 3, 2001 and the remainder released evenly over the following 36 months. In the event the shareholder is terminated for cause or voluntarily leaves employment of the Company, then all remaining cash in the escrow fund shall be forfeited to the Company and the shareholder will have no further right to such cash. The Company records the cash consideration as compensation expense as the funds are released from escrow.

     The Company accounted for the acquisition of RCI pursuant to the purchase method of accounting. Thus, the results of operations of RCI and the fair value of the assets acquired and liabilities assumed were included in the Company's financial statements beginning on the acquisition date. The allocation of the purchase price of $3.5 million resulted in cash and other assets of approximately $100,000 and goodwill of approximately $3.4 million, which was capitalized and is being amortized on a straight-line basis over five years.

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

  . 750,000 shares of Series D Stock pursuant to the Hearst advertising agreement dated October 30, 1998;

  . A warrant to purchase 375,000 shares of Common Stock in exchange for and upon cancellation of the previous warrant issued to NBC pursuant to the operating agreement dated February 27, 1998; and

  . A warrant to purchase 130,556 shares of Series D Stock in exchange for and upon cancellation of the previous warrant issued to NBC pursuant to the advertising agreement dated August 21, 1998.

     All the warrants and Preferred Stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair market value of these instruments was measured and fixed on the date of their respective issuance. The fair market value was recorded in Other Assets and is being charged to operations as the advertisements are run. The fair market values attributable to the amended NBC and Hearst agreements were based on the fair value of the Series E Redeemable Convertible Preferred Stock issued at $8.00 per share on April 15, 1999. As of March 31, 2001, of the $4.7 million in Other Assets, $1.2 million relates to the advertising and operating agreements and will continue to be charged to operations as the related advertising is run or amortized over the remaining term of the respective operating agreements. Of the $1.2 million, approximately $800,000 relates to the Hearst advertising agreement and approximately $400,000 relates to the NBC operating agreements. The Company incurred noncash advertising and promotional charges of approximately $1.0 million for the quarter ended March 31, 2001.

     In connection with the Company's Initial Public Offering, effective July 19, 1999 (the "IPO"), the Preferred Stock issued in the above arrangements was converted to Common Stock at their respective ratios. In addition, the warrants are exercisable into shares of Common Stock, determined based on the respective conversion ratios.

5.    ACCRUED LIABILITIES


         Accrued liabilities consist of:                                    March 31,          December 31,
                                                                               2001               2000
                                                                          ---------------    ----------------
                                                                                   (In thousands)
         Accrued compensation and benefits                                        $  925              $1,375
         Accrued general and administrative expenses                                 525                 562
         Accrued rent                                                                393                 350
         Accrued sales and marketing expenses                                        356                 321
         Accrued moderator expenses                                                  150                 300
         Other accrued liabilities                                                   396                 230
                                                                          ---------------    ----------------
                                                                                  $2,745              $3,138
                                                                          ===============    ================

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

     The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in North America. For the three months ended March 31, 2001 one of the Company's clients was responsible for $280,000 or 18% of its revenue. Total receivables from this client were $93,000 on March 31, 2001. Another customer was responsible $196,000, or 13% of its revenue. Total receivables from this client was $0.

7.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss for the three months ended March 31, 2001 and 2000 equaled the net loss.

8.   NET LOSS PER COMMON SHARE

     Diluted net loss per common share does not include the effects of the following potentially dilutive securities as of March 31, 2001 and 2000:


                                                                             March 31,           March 31,
                                                                               2001                2000
                                                                         -----------------   -----------------
                                                                                    (In thousands)
            Common Stock Options                                                    6,969               2,468
            Common Stock Warrants                                                     991                 991
            Unvested Common Stock Subject to Repurchase                                 3                 264
                                                                         -----------------   -----------------
                                                                                    7,963               3,723
                                                                         =================   =================

     The average exercise price of the Common Stock Options was $3.32 and $4.11 as of March 31, 2001 and March 31, 2000, respectively. The average exercise price of the Common Stock Warrants was $5.83 as of March 31, 2001 and 2000.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and inter-company derivatives. This statement was effective for the Company beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on its results of operations, financial position or cash flows.

10.  RESTRUCTURING CHARGES

     In March 2001, the Company underwent a restructuring of operations to more clearly focus LiveWorld as an online marketing services provider. As a result of the restructuring, the Company reduced its total headcount by 40 employees, or approximately 30% of its total workforce. The Unaudited Condensed Statement of Operations for the three months ended March 31, 2001 includes a charge of approximately $207,000, related to the restructuring. Such amount consists of approximately $207,000 for employee severance. Substantially all liabilities related to the restructuring were paid as of March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements regarding our expectations or beliefs that: we will focus 100% on our core fee-for-services business; we expect to exit the advertising and sponsorship business, whether by partnering with another company or by selling or otherwise divesting ourselves of our advertising network; product development expenses will decrease as the impact of our restructurings is realized; sales and marketing expenses will remain constant or decrease slightly in absolute dollars; general and administrative costs will decrease; and our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next six months. Actual results could differ materially from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not necessarily limited to: whether we will continue to incur significant losses; our ability to generate increased revenues; the success of our recent restructuring; the feasibility of incurring more dilution by selling equity in our Company; our ability to increase the number of online marketing services clients, expand our online marketing services offerings and effectively implement these services; our ability to maintain or improve the number or quality of network participants and customers; and attracting and retaining key personnel. In addition to the foregoing, please see the section in this report entitled "Risk Factors That May Affect Results of Operations and Financial Condition" for a description of other factors that might cause actual results to differ from those projected in the forward-looking statements herein. LiveWorld does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

     The following discussion of financial condition and results of operations of the Company should also be read in conjunction with the financial statements and notes thereto and "Risk Factors That May Affect Results of Operations and Financial Condition," both of which are included elsewhere in this report.

Overview

     We provide online communities and customer relationship management for businesses and consumers. From inception through March 2001, our operating activities have primarily been focused on:

     .  developing the quality environment of our services;
     .  expanding the audience and usage of our services;
     . establishing operating relationships with our network participants; . building sales momentum and developing programs and content;
     . developing a comprehensive computer software and hardware infrastructure;
     .  recruiting personnel; and
     .  raising capital.

     Substantially all of our revenues are derived from the sale of our online marketing services. We are pursuing a strategy to focus 100% on our core fee-for-services business, and as such, we expect to exit the advertising and sponsorship business, whether by partnering with another company or by selling or otherwise divesting ourselves of our advertising network. Our online marketing services include designing customized communities, producing online events, conducting online market research and facilitating online meetings. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues derived from online marketing services are recognized ratably over the term of the contract period, which coincides with when the services are performed, provided that the collection of the receivable is probable.

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

     Cost of revenues includes payroll and related expenses associated with content and production personnel who conduct online market research, implement customized communities, and produce online events. Also included are moderator costs, Internet communication charges and server-related costs to support our Web site.

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

     Sales and marketing expenses exclude noncash advertising and promotional charges related to our advertising on the NBC television network and in magazines owned by Hearst along with promotional services attributable to the operating agreements with NBC. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. After March 31, 2001, noncash charges of $1.2 million will be charged to operations as the related advertising is run, promotional services are received, or the term of the agreement expires, all of which we expect will be charged to operations during the year ended December 31, 2001. These amounts were determined based on the fair value of our common stock and warrants exchanged for the services received.

     We incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999, $41.6 million in 2000, and $7.3 million through the first three months of 2001. These losses include noncash advertising and promotional charges of $17.4 million through March 31, 2001. At March 31, 2001, we had an accumulated deficit of $112.4 million. We anticipate that we will incur additional operating losses for the foreseeable future.

     In March 2001, we underwent a restructuring of operations to more clearly focus LiveWorld as an online marketing services provider. As a result of the restructuring, we reduced our total headcount by 40 employees, or approximately 30% of its total workforce. The Unaudited Condensed Statement of Operations for the three months ended March 31, 2001 includes a charge of approximately $207,000, related to the restructuring. Such amount consists of approximately $207,000 for employee severance. Substantially all liabilities related to the restructuring were paid as of March 31, 2001.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in LiveWorld's Condensed Financial Statements:

                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                                --------
                                                                                                             2001          2000
                                                                                                            -----         -----
                         Net revenue                                                                          100%          100%
                         Cost of revenue                                                                      181           102
                                                                                                            -----         -----
                         Gross margin                                                                         (81)           (2)

                         Operating expenses:
                           Product development                                                                 94            50
                           Sales and marketing                                                                 72           140
                           General and administrative                                                         119            86
                           Restructuring charges                                                               12            --
                           Noncash advertising and promotional charges                                         61            20
                           Amortization of goodwill                                                            10             5
                                                                                                            -----         -----
                             Total operating expenses                                                         368           301
                                                                                                            -----         -----
                         Operating loss                                                                      (449)         (303)
                           Interest income, net                                                                14            20
                                                                                                            -----         -----
                         Net loss                                                                           (435)%        (283)%
                                                                                                            =====         =====


     Net Revenue. Net revenue decreased 53% to approximately $1.7 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000, a decrease of approximately $1.8 million. This decrease was primarily the result of decreased advertising sales as the Company shifted the focus of the business to a fee-based services model. Substantially all of LiveWorld's revenue is derived within North America.

     Cost of Revenue. Cost of revenue was $3.0 million, or 181% of total revenue, for the three months ended March 31, 2001 compared to $3.6 million, or 102% of total revenue, for the three months ended March 31, 2000. Cost of revenue decreased in absolute dollars by $588,000 compared to the same period in the prior years primarily from lower personnel-related costs, resulting from the reductions in headcount stemming from the recent restructurings.

     Product Development. Product development expenses for the three months ended March 31, 2001 and 2000 were approximately $1.6 million, or 94% of total revenue, and $1.8 million, or 50% of total revenue, respectively. The decrease in absolute dollars was primarily attributable to lower personnel-related costs as the impact from the restructurings was more fully realized. LiveWorld expects that product development expenses will decrease for the foreseeable future as the impact of the March 2001 restructuring is more fully realized.

     Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2001 and 2000 were approximately $1.2 million, or 72% of total revenue, and approximately $4.9 million, or 140% of total revenue, respectively. The decrease in absolute dollars in sales and marketing expenses for the quarter was primarily attributable to a decrease in online advertising expenses. LiveWorld expects that sales and marketing expenses will remain constant or decrease slightly in absolute dollars in the foreseeable future.

     General and Administrative. General and administrative expenses for the three months ended March 31, 2001 and 2000 were approximately $2.0 million, or 119% of total revenue, and $3.1 million, or 86% of total revenue, respectively. The decrease in general and administrative costs was primarily attributable to a reduction in headcount. LiveWorld expects that general and administrative costs will decrease in the future.

     Noncash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three months ended March 31, 2001 and 2000 were $1.0 million, or 61% of total revenue, and $718,000, or 20% of total revenue, respectively. The increase in noncash and promotional charges for the three months ended March 31, 2001 was primarily due to increased amortization of advertising provided under the Hearst advertising agreement.

     Amortization of Goodwill. The Company recorded amortization of $171,000 in the three months ended March 31, 2001 and 2000. This amortization was recorded in connection with the acquisition of RCI in January 2000. The goodwill of approximately $3.4 million related to this acquisition is being amortized over the expected period of benefit of five years.

     Interest Income, Net. Interest income, net, includes income from LiveWorld's cash and investments and expenses related to its equipment financing obligations. Interest income, net, for the three months ended March 31, 2001 and 2000 was approximately $229,000 and $721,000, respectively. The reduction in interest income, net, resulted from declining interest income on lower cash, cash equivalent and short-term investment balances for the three months ended March 31, 2001.

     Income Taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon historical operating performance and the reported cumulative net losses in all prior years, LiveWorld has provided a full valuation allowance against its net deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis.

     Restructuring. Pursuant to the March 16, 2001 restructuring, and the associated reduction in workforce of 40 employees, or approximately 30% of the total workforce, the Unaudited Condensed Statement of Operations for the three months ended March 31, 2001 includes a charge of approximately $207,000. This charge is comprised of costs for employee severance. Substantially all liabilities related to the restructuring were paid as of March 31, 2001. Such restructuring charges represent 12% of revenue for the three months ended March 31, 2001. There was no similar charge in the same period in 2000. We cannot be certain that additional expenditures or charges will not be required in the future. In addition, LiveWorld cannot be certain that its restructuring will be successfully accepted or adopted by the market, including its current investors or security analysts, the Company's current or potential business or consumer clients, the Company's current or potential network participants, or its current or potential advertisers. If the restructuring is not accepted or adopted by parties above, among others, our business could be adversely affected.

Liquidity and Capital Resources

     Since our inception in March 1996, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering in July 1999 and, to a lesser extent, through equipment financing. As of March 31, 2001, we had approximately $9.4 million in cash and cash equivalents.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to our community network, marketing and selling our services, brand promotions and other factors. We have experienced substantial increases in our expenditures since inception consistent with growth in our operations and personnel. Additionally, we will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products and to expand our sales and marketing programs. We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next six months. Thereafter, we may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     Net cash used in operating activities was approximately $4.9 million and $7.5 million for the three months ended March 31, 2001 and 2000, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses excluding the effects of noncash advertising expenses as well as depreciation and amortization.

     Net cash provided by investing activities was approximately $7.3 million and $17.7 million for the three months ended March 31, 2001 and 2000, respectively. Cash provided by investing activities for the three months ended March 31, 2001 consisted of approximately $7.0 million in sales of short-term investments partially offset by approximately $151,000 in purchases of equipment.

     Net cash used in financing activities was approximately $28,000 for the three months ended March 31, 2001. Net cash provided by financing activities was $815,00 for the three months ended March 31, 2000. Net cash used in financing activities for the three months ended March 31, 2001 consisted of principal payments on notes payable.

     As of March 31, 2001, the Company's principal commitments consisted of obligations outstanding under operating leases. In October 1999, the Company signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. Under the lease agreement, the letter of credit may be reduced by $300,000 per year after every twelve months through December 14, 2005, provided no default has occurred. As of March 31, 2001, a $1,800,000 certificate of deposit with a one year maturity is held as collateral by a bank for guarantee of the letter of credit. The certificate of deposit is included in Other Assets. Future minimum lease payments under all non-cancelable operating leases total approximately $15.3 million as of March 31, 2001.

     In May 1998, LiveWorld obtained an equipment line of credit with a financial institution in the amount of approximately $2.0 million. This line of credit is secured by the Company's fixed assets and has a four-year term that expires in April 2002. As of March 31, 2001, the amount outstanding under this line of credit was approximately $79,000.

Risk Factors That May Affect Results of Operations and Financial Condition


LiveWorld will need substantial additional capital to fund continued business operations in 2001 and 2002 and LiveWorld cannot be sure that additional financing will be available.


     LiveWorld requires substantial amounts of capital to fund its business operations. The rate at which LiveWorld's capital is utilized is affected by the operational and developmental costs incurred and the extent to which LiveWorld becomes profitable on a cash-flow basis. To date LiveWorld has not been profitable on a cash-flow basis and substantial capital has been used to fund the operating losses. LiveWorld cannot assure you that it will operate at or near levels that are necessary to become profitable on a cash-flow basis. Since inception, LiveWorld has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the near future.

     LiveWorld continues to evaluate alternative means of financing to meet its needs on terms that are attractive to LiveWorld. LiveWorld currently anticipates that its available funds will be sufficient to meet its projected needs to fund operations for the next six months. LiveWorld expects that it will need to raise additional capital to fund operations during the fourth quarter of 2001. From time to time LiveWorld has considered and discussed various financing alternatives and expects to continue such efforts to raise additional funds to support its operational plan for 2001 and beyond. LiveWorld cannot be certain that additional financing will be available to it on favorable terms when required, or at all. The report of LiveWorld's independent auditors in its Form 10-K filed with the SEC on April 2, 2001, contains a statement expressing substantial doubt regarding LiveWorld's ability to continue as a going concern.

     If LiveWorld is not able to obtain such capital, it will take actions to conserve its cash balances, including, significantly reducing its operating expenses, downsizing its corporate headquarters staff and closing existing facilities, all of which could have a material adverse effect on its business, financial condition and LiveWorld's ability to reduce losses or generate profits. For example, in June 2000, December 2000 and March 2001, LiveWorld underwent a number of different restructurings.

     In the past, LiveWorld has funded its operating losses and capital expenditures through proceeds from equity offerings and, to a lesser extent, proceeds from debt financing and equipment leases. Changes in equity markets in the past year have adversely affected LiveWorld's ability to raise equity financing and have adversely affected the markets for debt financing and equipment leasing for companies with a history of losses such as LiveWorld. If LiveWorld raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and, in light of LiveWorld's current market capitalization, LiveWorld's stockholders may experience substantial dilution.

LiveWorld's common stock was recently delisted from Nasdaq, which could result in a decrease in liquidity of our stock

     LiveWorld common stock was recently delisted from trading on the Nasdaq National Market due to a failure to comply with the required $1.00 minimum bid price, and it now trades on the over-the-counter bulletin board market under the symbol TCTY.OB. This delisting could result in significantly decreased liquidity for LiveWorld stock, making it much more difficult to purchase or sell LiveWorld stock or obtain accurate quotations as to the price of the Company's securities.

LiveWorld's stock price has traded far below the initial offering price and could remain at this low price, which could affect its ability to acquire other companies, leave it vulnerable to take over attempts and result in securities class action litigation

     Since LiveWorld's initial public offering ("IPO") in July 1999, the market price of its common stock has traded at or significantly below the initial offering price of $12.00 per share, and has traded below $1.00 continuously since October 2000. If the price per share does not increase, the Company's investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of its common stock may hamper the Company's ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leaving it vulnerable to a hostile takeover and result in securities class action litigation.

LiveWorld's stock price may continue to be depressed due to broad economic, market and industry factors beyond its control

     LiveWorld's stock price may continue to be depressed due to a variety of factors, including factors beyond its control. These broad market and industry factors could continue to harm the market price of its Common Stock, regardless of the Company's performance. These factors include:

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

If the recent restructurings of LiveWorld, designed to increase awareness of and refocus the Company's business on online marketing services, are not accepted, the Company's results of operations may decrease and the business may be adversely affected

     In June 2000, the Company underwent a restructuring of operations to more clearly focus LiveWorld as an online marketing services provider, pursuant to which it reorganized its business into four main areas of operations, which include online live events services, market research services, community solutions, and network and syndication services. As a result of the June restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. In December 2000, the Company underwent a separate restructuring to further align the Company to sell and implement fee-based services. As a result of the December restructuring, the Company reduced its total headcount by 55 employees, or 30% of the total workforce. On March 16, 2001, the Company announced a further restructuring to recognize changes in the economic environment and complete its transition to a 100% fee-based marketing services model, including a reduction of its total headcount by 30%. If the restructurings do not increase awareness or generate sales of the Company's online marketing services at the level it anticipates, or at all, the Company's management and other resources will have been expended with no increase in revenues, which could decrease its results of operations, and otherwise adversely affect the business.

The reductions in workforce related to the restructurings could result in market uncertainty and decreased employee morale

     The reductions in workforce of LiveWorld related to the restructurings could result in market concerns about the operations of the Company. Reductions in workforce sometimes result in operational concerns about a company in the market and, while the Company's reductions were in connection with the restructurings, the Company may not be able to respond adequately to reports of securities analysts or the market. In addition, the Company must take the appropriate steps to sustain and prevent any decrease in employee morale due to the reductions in workforce.

Fluctuations in quarterly operating results may cause the stock price to decline

     The Company's operating results in one or more future quarters may be below the expectations of its investors, and as a result the price of its Common Stock could decline. LiveWorld expects that its quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

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

LiveWorld's growth will depend on its ability to increase its online marketing services revenues

     LiveWorld has derived, and will continue to derive, a substantial portion of its revenues from the sale of online marketing services. If the Company does not continue to develop online marketing services revenues, its revenues may not meet its expectations or may decline and LiveWorld will need to revise its revenue model to reflect this. The Company's growth and future success will depend on its ability to increase the number of its online marketing services clients, expand its online marketing services offerings, effectively implement these services and increase the average revenue per project and per client. LiveWorld's ability to generate significant online marketing services revenues will also depend, in part, on its ability to create new online marketing services offerings without diluting the value of its existing programs.

Current and potential competitors could decrease LiveWorld's market share and harm its business

     Increases in the number of Web sites competing for the attention and spending of businesses, consumers and advertisers could result in price reductions, reduced margins or loss of market share, any of which could decrease LiveWorld's revenues and contribute to the Company not achieving profitability and failing. The barriers to entry in the Internet services market are low and the Company expects the number of its competitors to increase. Any company or individual can establish and maintain a Web site for minimal cost. LiveWorld competes for business clients with numerous companies, including Prospero Technologies Corporation, Yahoo Broadcast, PeopleLink and Participate.com.

Year to year revenue growth in past periods may not be indicative of future growth

     The Company achieved significant revenue growth in 2000 as compared to 1999, although the Company experienced sequential declines in quarterly revenue from Q2 of 2000 through Q1 of 2001. Accurate predictions of future growth are difficult because of its limited operating history as well as of the rapid changes in its markets as a result of increased competition, evolving technology and clients' business requirements. Accordingly, current and potential investors should not rely on past revenue growth as a prediction of future growth.

LiveWorld's variable sales cycle may cause the Company to incur substantial expenses and expend management time without generating the corresponding revenues, which would slow its cash flow

     LiveWorld's sales cycle varies in length of time. During the sales cycle, the Company may expend substantial funds and management resources without generating corresponding revenues. The time between the date of its initial contact with a potential client and the execution of a contract with that client typically ranges from a few weeks for smaller agreements to several months for larger agreements. Its sales cycle is also subject to delays as a result of factors over which the Company has little or no control, including the following:

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

LiveWorld depends on the clients of its online marketing services, including business clients, advertisers, network participants and end users of its network, for content, promotion and sustaining an engaged audience, and if its clients or users become dissatisfied or do not become engaged with its services, the Company would need to increase its expenditures for these activities

     LiveWorld depends largely on clients of its online marketing services, including business clients, advertisers, network participants and end users of its network, for content, word-of-mouth promotion and for sustaining an involved audience for its advertisers and business clients. If such clients or users become dissatisfied or do not become engaged with its services, they will not generate significant content or promote its Web sites or services and the Company will have to increase the expenditure of its own resources for these activities. In addition, dissatisfied or disengaged clients or users would not continue to attract other clients or users to the Company's sites. Loss of its clients or users and failure to increase its number of engaged clients or users would hurt the Company's efforts to generate increased revenues. The Company's clients or users may become dissatisfied with its services as a result of the increased focus on commercialization of its services due to their continued exposure to advertising activities on its Web sites or the use of their information for commercial purposes. LiveWorld's clients or users may also become dissatisfied with its services if the Company experiences system failures or does not maintain its structured environment, attract quality business clients, or continually upgrade its software functionality.

LiveWorld relies on WebTV Network for a substantial amount of traffic on its advertising network and, to a lesser extent its revenue, and if its contract with WebTV Network were terminated, the Company would need to replace this volume and revenue through other sources

     In July 2000, LiveWorld renewed its contract with WebTV Network for a term of one year, expiring in July 2001. If this contract were to be terminated or not renewed, the Company could lose as much as 30% of the traffic on its advertising network. The Company would need to replace this volume with volume from its other network participants, through the growth of its own Web sites, or with volume generated through other means, such as increased marketing, any of which would result in an unexpected diversion of management efforts or increased operating expenses. In addition, if LiveWorld were unable to replace this volume, the Company might be unable to replace its advertising and sponsorship revenues generated by WebTV Network, which, for the twelve months ended December 31, 2000, were 14% of all advertising and sponsorship revenues.

LiveWorld's growth will depend upon the acceptance of the Internet as an attractive medium for its online marketing services clients

     LiveWorld's current and potential business clients must accept the Internet as an attractive and sustainable substitute medium for the traditional methods to which they are accustomed. The market for online marketing services may not continue to develop and may not be sustainable. The Internet, as an online marketing services solution, has not been available for a sufficient period of time for the Company to gauge its effectiveness as compared with traditional methods, such as trade shows, phone and mail surveys and video conferencing.

LiveWorld depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated environment

     LiveWorld depends on its network of trained community leaders and moderators, which consisted of approximately 1,150 active individuals as of March 31, 2001, to draw its users into its services and maintain its structured and moderated environment. Most of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a "leadership" position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, the

Company's trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its services, could require the Company to implement new programs to engage its users and maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources, which would increase its operating expenses.

LiveWorld's paid moderators could be viewed as employees rather than independent contractors, which could subject the Company to adverse tax and employee benefit consequences

     LiveWorld treats its paid moderators, consisting of approximately 325 individuals as of March 31, 2001, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. Laws governing the distinction between independent contractors are not entirely clear, and some jurisdictions may rule that the Company's paid moderators are employees rather than independent contractors. If this happens, the Company could be subject to substantial tax and employee benefit liabilities as well as other penalties.

LiveWorld's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     If the Company's active volunteer community leaders, consisting of approximately 825 individuals as of March 31, 2001, were viewed as employees, LiveWorld could be subject to payment of back wages and other penalties, and its operating expenses could substantially increase. Previously, former volunteers of America Online/Time Warner filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

LiveWorld's chief executive officer, chief operating officer and chief community officer are critical to its business and they may not remain with the Company in the future

     LiveWorld's future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, V. David Watkins, its President and Chief Operating Officer and Jenna Woodul, its Chief Community Officer. The loss of the services of Mr. Friedman, Mr. Watkins or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients and advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman, Mr. Watkins or Ms. Woodul, and the Company does not maintain any key person life insurance policies.

LiveWorld must continually attract and retain its sales, engineering and other key personnel or the Company will be unable to execute its business strategy

     LiveWorld's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering and other key personnel. Competition for such personnel is intense in the Internet industry, especially in the Silicon Valley, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

LiveWorld may be unable to consummate potential acquisitions or investments or successfully integrate them with its business which could slow its growth strategy

     As part of its strategy to expand its online marketing services if resources permit, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. LiveWorld may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, in part due to the low market price if its stock, which could harm the Company's growth strategy. If LiveWorld does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired services, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees, and increase its expenses.

System failures or slow downs would harm the Company's reputation and thus reduce its attractiveness to its current and future business clients, users, network participants and advertisers

     System failures would harm the Company's reputation and reduce its attractiveness to businesses, network participants and advertisers. LiveWorld's ability to attract potential business clients, network participants and advertisers to promote its brand will depend significantly on the performance of its network infrastructure. In addition, a key element of its strategy is to effectively perform its online marketing services for its business clients in order to increase the usage of its online marketing services by business clients. Increased usage of the Company's online marketing services could strain the capacity of its infrastructure, resulting in a slowing or outage of its services and reduced traffic to its Web sites. LiveWorld may be unable to improve its technical infrastructure in relation to increased usage of its services. In addition, the Company's users depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

LiveWorld's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

     A disaster could severely damage the Company's ability to deliver its products and services to its customers. LiveWorld depends on its ability to maintain and protect its facilities, which include communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at facilities in San Jose, California and Elmsford, New York. San Jose may exist on or near a known earthquake fault zone. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state, and these outages could increase in frequency as the warm summer months approach. Power outages could interrupt our operations and also the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events, such as computer viruses or electronic break-ins, any of which could disrupt its Web sites. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

LiveWorld must keep pace with rapid technological change and the intense competition of the Internet industry in order to succeed

     LiveWorld's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intense competition in the industry exacerbate these market characteristics. In addition, in recent months many Internet-related companies, similar to LiveWorld, have consolidated or restructured in order to remain competitive within the Internet industry. To succeed, LiveWorld will need to effectively implement its restructurings, integrate the various software programs and tools required to enhance and improve its service offerings and manage its business. Any enhancements or new services or features must meet the requirements of its current and prospective clients and must achieve significant market acceptance. The Company's success also will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services. LiveWorld could also incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes.

LiveWorld depends on third-party software to measure user demographics and for other related services and, if this software does not function properly, the Company would need to purchase new software or develop the software itself, which could cause a temporary disruption in its business

     If software purchased from third parties to perform the Company's services does not function properly or is not updated, the Company would need to purchase new software from other third-party providers. Even though the third-party software LiveWorld currently uses is easily replaced through multiple other third-party providers, and although the Company could develop the necessary software programs itself, each of these alternatives would require an unplanned increase in operating expenses and could cause a disruption in its business.

     It is important to advertisers that LiveWorld accurately measure the demographics of its users and the delivery of advertising impressions on its Web sites. Companies may choose not to advertise on the Company's Web sites or may be less willing to pay the fees the Company intends to charge for advertising if they do not perceive the Company's measurements to be reliable. LiveWorld has purchased third-party software from Oracle Corporation and NetGravity, Inc. for these measurement services. LiveWorld may be unable to accurately evaluate the demographic characteristics of its users if the third-party software does not function properly or is not enhanced to support the Company's needs.
LiveWorld's ability to deliver its services to its users may also be harmed if other software the Company has purchased from third parties, such as Microsoft Exchange for real-time chat and Netscape Web Servers for ad serving and management, is not reliable or does not function properly.

Changes in government regulation could limit LiveWorld's Internet activities or result in additional costs of doing business on the Internet

     Although few laws or regulations exist that specifically regulate communications on the Internet, LiveWorld expects more stringent laws and regulations to be enacted due to the popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit user volume and increase operating expenses. In addition, the application of existing laws to the Internet is uncertain and may take years to resolve and could expose the Company to substantial liability for which LiveWorld might not be indemnified by the content providers or other third parties. Existing laws and regulations currently, and new laws and regulations are likely to address a variety of issues, including the following:

     .  user privacy and expression;
     .  the rights and safety of children;
     .  information security;
     . the convergence of traditional channels with Internet commerce; and . taxation and pricing.

If Internet Service Providers become regulated in a manner similar to long distance telephone carriers, Internet growth may slow which would cause the Company's revenues to decrease

     If Internet growth slows due to proposals to regulate Internet Service Providers in a way similar to long distance telephone carriers, LiveWorld's volume and the demand for its online marketing services would decline, causing its revenues to decrease. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet Service Providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

LiveWorld may be subject to liability for publishing or distributing content over the Internet

     LiveWorld may be subject to claims relating to content that is published on or downloaded from its Web sites. The Company also could be subject to liability for content that is accessible from its Web sites through links to other Web sites. Although LiveWorld carries general liability and multimedia liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. In addition, any claims like this, with or without merit, would result in the diversion of its financial resources and management personnel.

LiveWorld may be liable for misappropriation by others of its users' personal information

     If third parties were able to penetrate the Company's network security or otherwise misappropriate its users' personal information, LiveWorld could be subject to liability. These could include claims for impersonation or other similar fraud claims.

LiveWorld may be liable for its use or sale of its users' personal information

     LiveWorld currently uses its users' personal information internally to determine how to improve its services, applications and features, and to target its advertisements and communications. The Company also uses this information externally to provide its advertisers with the demographics of its user base. LiveWorld may, in the future, sell its user information on an aggregate, not individual, basis. LiveWorld could be subject to liability claims by its users for misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has previously investigated various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated

Possible infringement of LiveWorld's intellectual property rights by third parties could substantially increase its operating expenses and harm its ability to conduct business

     Other parties may assert claims of infringement of intellectual property or other proprietary rights against LiveWorld, and in fact, the Company has been subject to such claims in the past. These claims, even if without merit, could require the Company to expend significant financial and managerial resources. Furthermore, if claims like this were successful, LiveWorld might be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. The Company also may be required to obtain licenses from others to refine, develop, market and deliver new services. LiveWorld may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. LiveWorld has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by the Company and its licensees.

If LiveWorld raises additional capital through the issuance of new securities, existing stockholders will incur additional dilution

     In order to meet its liquidity needs, the Company may need to raise additional capital. However, if the Company raises additional capital through the issuance of new securities, its stockholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by the Company's current stockholders.

LiveWorld's undesignated Preferred Stock may inhibit potential acquisition bids for the Company, cause the market price for its Common Stock to fall and diminish the voting rights of the holders of its Common Stock

     If the Company's Board of Directors ("Board") issues Preferred Stock, potential acquirers may not make acquisition bids for the Company, the Company's stock price may fall and the voting rights of existing stockholders may diminish as a result. The Board has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series. The Board can fix the price, rights, preferences, privileges and restrictions of the Preferred Stock without any further vote or action by the stockholders.

LiveWorld has anti-takeover defenses that could delay or prevent an acquisition of the Company

     Provisions of LiveWorld's Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the stockholders


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     LiveWorld's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. LiveWorld places its investments with high quality issuers and, by policy, limits the amount of credit risk exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. LiveWorld classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" instuments include fixed rate commercial paper, corporate notes, and market auction preferred securities. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted average interest rates of the Company's investment portfolio at March 31, 2001:


                                                   Average                Book                Fair
                                                Interest Rate            Value               Value
                                            ------------------     ----------------    ----------------
                                                                               (In thousands)
     Cash and Cash equivalents:
        Fixed rate                                 5.15%                $6,415                $6,415
        Variable rate                              4.88%                 2,942                 2,942

PART II.  OTHER INFORMATION


Item 5.    Other Information

     On May 1, 2001, the Company's common stock was delisted from trading on the Nasdaq National Market due to a failure to comply with the required $1.00 minimum bid price. Our common stock currently trades on the OTC Bulletin Board market under the symbol TCTY.OB.

     On May 8, 2001, the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc. The Company is currently in the process of applying for a new ticker symbol, and expects to announce a new ticker symbol consistent with the new name shortly.

Item 6.    Exhibits and Reports on Form 8-K


     (a)   Exhibits

  2.1(1) Agreement and Plan of Reorganization between the Company and Research Connections, Inc., dated January 3, 2000.
  3.2(2)   Second Amended and Restated Certificate of Incorporation of the
           Company.
  3.3(2)   Bylaws of the Company.
  4.1(2)   Form of the Company's Common Stock certificate.
  4.2(2) Third Amended and Restated Shareholders Rights Agreement, dated April 23, 1999, between the Company and the parties named therein, as amended on May 26, 1999.



______________
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.
(2) Incorporated by reference from the Company's 424(b) Prospectus, dated July 19, 1999, as declared effective by the Securities and Exchange Commission on July 19, 1999.

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



                                   LIVEWORLD, INC.
                                   (Registrant)


Date:  May 15, 2001                By:  /s/ V. David Watkins
                                      --------------------
                                        V. David Watkins
                                        President and Chief Operational Officer
                                        (principal financial or chief financial
                                        officer and duly authorized signatory)