Form 10-Q
period 2001-06-30
LIVEWORLD INC
filed 2001-08-14
CIK 1080088

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

          (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

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

                               Yes   X    No   _
                                     -


   The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding at August 14, 2001 was 25,306,149.

--------------------------------------------------------------------------------

                                LIVEWORLD, INC.
                                   FORM 10-Q


                                     INDEX

                                                                                    PAGE NUMBER
                                                                                    -----------
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements:

          Unaudited Condensed Balance Sheets at June 30, 2001 and
             December 31, 2000                                                             3

          Unaudited Condensed Statements of Operations for the three and
             six months ended June 30, 2001 and 2000                                       4

          Unaudited Condensed Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000                                                  5

          Notes to Unaudited Condensed Financial Statements                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                      24

PART II. OTHER INFORMATION

Item 5.   Other Information                                                               25

Item 6.   Exhibits and Reports on Form 8-K                                                25

Signatures                                                                                27

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                LIVEWORLD, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                              June 30,       December 31,
                                                                                2001             2000
                                                                         ---------------   --------------
                                    Assets
Current assets:
 Cash and cash equivalents                                                $        5,492    $       6,989
 Short term investments                                                                -            6,980
 Accounts receivable, net                                                          1,570            2,580
 Prepaid expenses and other current assets                                           372            1,094
                                                                         ---------------   --------------
     Total current assets                                                          7,434           17,643
Property and equipment, net                                                        4,608            8,234
Other assets                                                                       3,304            6,169
Goodwill, net                                                                        250            2,733
                                                                         ---------------   --------------
     Total assets                                                         $       15,596    $      34,779
                                                                         ===============   ==============

                     Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable, current portion                                           $           61    $          86
 Accounts payable                                                                    432            1,085
 Accrued liabilities                                                               2,080            3,138
 Deferred revenue                                                                    716              746
                                                                         ---------------   --------------
     Total current liabilities                                                     3,289            5,055
Notes payable, less current portion                                                    -               21
                                                                         ---------------   --------------
     Total liabilities                                                             3,289            5,076
Stockholders' equity:
 Common stock                                                                         25               25
 Additional paid-in-capital                                                      134,861          135,196
 Deferred stock based compensation                                                   (54)            (223)
 Notes receivable from stockholders                                                 (174)            (172)
 Accumulated deficit                                                            (122,329)        (105,101)
 Treasury Stock, 54,687 common shares at cost                                        (22)             (22)
                                                                         ---------------   --------------
     Total stockholders' equity                                                   12,307           29,703
                                                                         ---------------   --------------
     Total liabilities and stockholders' equity                           $       15,596    $      34,779
                                                                         ===============   ==============

            See accompanying notes to the condensed financial statements.

                                LIVEWORLD, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                               Three Months Ended                       Six Months Ended
                                                     --------------------------------------     ----------------------------------
                                                          June 30,            June 30,              June 30,          June 30,
                                                            2001                2000                  2001              2000
                                                     -----------------   ------------------     ----------------  ----------------
Revenues:
  Network services                                    $            66      $         2,471       $          282    $        4,524
  Community solutions services                                    599                  785                1,385             1,319
  Event services                                                  470                  831                  940             1,366
  Market research services                                         52                  420                  254               833
                                                     -----------------   ------------------     ----------------  ----------------
Total revenue                                                   1,187                4,507                2,861             8,042
Cost of revenue                                                 1,953                4,118                4,984             7,737
                                                     -----------------   ------------------     ----------------  ----------------
Gross margin                                                     (766)                 389               (2,123)              305

Operating expenses:
  Product development                                           1,067                1,935                2,644             3,700
  Sales and marketing                                             612                4,629                1,804             9,563
  General and administrative                                    2,081                2,766                4,073             5,817
  Restructuring charges                                           297                  469                  504               469
  Noncash advertising and promotional charges                   1,156                  443                2,171             1,161
  Loss on sale of assets                                        1,792                    -                1,792                 -
  Amortization of goodwill                                      2,312                  171                2,483               342
                                                     -----------------   ------------------     ----------------  ----------------

Total operating expenses                                        9,317               10,413               15,471            21,052
                                                     -----------------   ------------------     ----------------  ----------------

Loss from operations                                          (10,083)             (10,024)             (17,594)          (20,747)
  Interest income, net                                            115                  595                  344             1,316
                                                     -----------------   ------------------     ----------------  ----------------
Net loss                                              $        (9,968)     $        (9,429)      $      (17,250)   $      (19,431)
                                                     =================   ==================     ================  ================

Basic and diluted net loss per common share           $         (0.40)     $        (0.38)       $        (0.69)   $        (0.79)
                                                     =================   ==================     ================  ================

Weighted average basic and diluted common shares
outstanding                                                    25,201               24,806               25,110            24,668
                                                     =================   ==================     ================  ================

          See accompanying notes to the condensed financial statements.

                                LIVEWORLD, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             Six Months Ended
                                                                                     ----------------------------------
                                                                                          June 30,          June 30,
                                                                                            2001              2000
                                                                                     ----------------  ----------------
Cash flows from operating activities:
 Net loss                                                                              $     (17,250)    $     (19,431)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization                                                                 3,895             1,865
 Loss on sale of property and equipment                                                        2,052                15
 Stock compensation expense                                                                     (171)              161
 Noncash advertising and promotional charges                                                   2,171             1,161
 Provision for accounts receivable allowance                                                     410               195
 Changes in operating assets and liabilities:
  Accounts receivable                                                                            601            (1,615)
  Prepaid expenses and other current assets                                                      722               801
  Accounts payable                                                                              (653)           (2,611)
  Accrued liabilities                                                                         (1,058)              640
  Deferred revenue                                                                               (30)              268
                                                                                     ----------------  ----------------
Net cash used in operating activities                                                         (9,311)          (18,551)
                                                                                     ----------------  ----------------
Cash flows from investing activities:
 Purchases of property and equipment                                                            (324)           (5,261)
 Proceeds from sale of property and equipment                                                    510                19
 Cash paid for acquisition of Research Connections, Inc., net of cash acquired                     -              (417)
 Purchases of short-term investments                                                               -            (4,285)
 Proceeds from sale of short-term investments                                                  6,980            31,870
 Other assets                                                                                    694            (1,460)
                                                                                     ----------------  ----------------
Net cash provided by (used in) used in investing activities                                    7,860            20,466
                                                                                     ----------------  ----------------

Cash flows from financing activities:
 Proceeds from stock option and warrant exercises                                                  -             1,212
 Proceeds from repayment of stockholders' notes receivable                                         -                25
 Repayment of notes payable                                                                      (46)              (73)
                                                                                     ----------------  ----------------
Net cash provided by financing activities                                                        (46)            1,164
                                                                                     ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                          (1,497)            3,079
Cash and cash equivalents at beginning of period                                               6,989            14,112
                                                                                     ----------------  ----------------
Cash and cash equivalents at end of period                                             $       5,492     $      17,191
                                                                                     ================  ================

Cash paid during the period for interest                                               $           2     $          23
                                                                                     ================  ================

Supplemental disclosure of noncash financing activities:
 Common stock issuance for acquisition of Research Connections, Inc.                   $           -     $       3,000
                                                                                     ================  ================

          See accompanying notes to the condensed financial statements.

                                LIVEWORLD, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by LiveWorld, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of LiveWorld, Inc. ("LiveWorld" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in the footnotes, necessary for a fair presentation of the financial position at June 30, 2001 and the operating results and cash flows for the three and six months ended June 30, 2001 and 2000. The condensed balance sheet at December 31, 2000 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior period's financial statements to conform to the June 30, 2001 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

     We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next three to six months. Thereafter, we may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Recovery of the carrying amounts of certain assets, including property, equipment and goodwill, is dependent on obtaining additional capital.

2.   NATURE OF OPERATIONS

     LiveWorld was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. LiveWorld is a provider of online marketing services for businesses. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include designing fully integrated customized communities, producing online interactive events, conducting online market research and providing outsourced chat and event feeds. These communities offer services such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling its online marketing services to corporations of various sizes within several industries. LiveWorld has incurred operating losses since inception through June 30, 2001. The Company had an accumulated deficit of $122.3 million at June 30, 2001. On May 8, 2001 the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc.

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

     The Company accounted for the acquisition of RCI pursuant to the purchase method of accounting. Thus, the results of operations of RCI and the fair value of the assets acquired and liabilities assumed were included in the Company's financial statements beginning on the acquisition date. The allocation of the purchase price of $3.5 million resulted in cash and other assets of approximately $100,000 and goodwill of approximately $3.4 million, which was capitalized. Due to the decline in current business conditions, the Company has restructured certain of its businesses and realigned resources to focus on core opportunities. As a result, the Company recorded a charge of $2.3 million in the June 30, 2001 fiscal quarter related to the impairment of goodwill, measured as the amount by which the carrying amount exceeded the value of the estimated undiscounted future cash flows.

4.   SALE OF WWW.TALKCITY.COM CONSUMER NETWORK
             ----------------

     On May 16, 2001, LiveWorld completed the sale of its consumer business unit and associated web site, www.talkcity.com (collectively, the "Consumer
                         ----------------
Network"), to a wholly-owned subsidiary of myESP.com Corporation ("myESP"), pursuant to a Purchase Agreement, dated May 16, 2001. The sale of the Consumer Network was completed by means of an asset sale. As part of the transaction, LiveWorld and myESP also signed an operating agreement, dated May 16, 2001, by which the Company will operate the Consumer Network for one year.

     Under the terms of the Purchase Agreement, myESP paid LiveWorld an initial payment of $200,000, for the Consumer Network, with the total potential consideration of $1.6 million, subject to certain earn-out criteria. Under the terms of the Services Agreement, myESP will pay the Registrant a total of $900,000 per year to operate the Talk City Network. The results of operations for the period ended June 30, 2001 include a charge of approximately $1.8 million to record the loss resulting from the difference between the guaranteed payment and the net book value of the assets included in this transaction.

5.   ADVERTISING AND OPERATING AGREEMENTS

     On April 15, 1999, certain advertising and operating agreements with the National Broadcasting Company, Inc. ("NBC") and Hearst Communications, Inc. ("Hearst") were amended to effect the immediate issuance of warrants and shares of Preferred Stock.

     All the warrants and Preferred Stock issued pursuant to the above are noncancelable and nonforfeitable. Accordingly, the fair market value of these instruments was measured and fixed on the date of their respective issuance. The fair market value was recorded in Other Assets and is being charged to operations as the advertisements are run. The fair market values attributable to the amended NBC and Hearst agreements were based on the fair value of the Series E Redeemable Convertible Preferred Stock issued at $8.00 per share on April 15, 1999. The Company incurred noncash advertising and promotional charges of approximately $1.2 million for the quarter ended June 30, 2001. As of June 30, 2001, all expenses relating to these agreements have been charged to operations and no further charges will be incurred.

     In connection with the Company's Initial Public Offering, effective July 19, 1999 (the "IPO"), the Preferred Stock issued in the above arrangements was converted to Common Stock at their respective ratios. In addition, the warrants are exercisable into shares of Common Stock, determined based on the respective conversion ratios.

6.   ACCRUED LIABILITIES

     Accrued liabilities consist of:                   June 30,    December 31,
                                                         2001          2000
                                                     ------------  ------------
                                                             (In thousands)
     Accrued compensation and benefits                  $   496       $ 1,375
     Accrued general and administrative expenses            623           562
     Accrued rent                                           436           350
     Accrued sales and marketing expenses                   124           321
     Accrued moderator expenses                              50           300
     Other accrued liabilities                              351           230
                                                     ------------  ------------
                                                        $ 2,080       $ 3,138
                                                     ============  ============

7.   SEGMENT REPORTING

     The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. This operating segment is comprised of four main areas of online business, including (i) live event services, (ii) market research services,
(iii) community solutions and (iv) network services. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

     The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in North America. For the three months ended June 30, 2001 none of the Company's clients was responsible for more than 10% of its revenue. For the six months ended June 30, 2001, one of the Company's clients represented $280,000, or 10% of its revenue. Total receivables from this client were $208,000 on June 30, 2001.

8.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss for the three and six months ended June 30, 2001 and 2000 equaled the net loss.

9.   NET LOSS PER COMMON SHARE

     Diluted net loss per common share does not include the effects of the following potentially dilutive securities as of June 30, 2001 and 2000:

                                                           June 30,   June 30,
                                                             2001       2000
                                                          ---------- ---------
                                                             (In thousands)
          Common Stock Options                               5,471      3,630
          Common Stock Warrants                                991        991
          Unvested Common Stock Subject to Repurchase            2        107
                                                          ---------- ---------
                                                             6,464      4,728
                                                          ========== =========

     The average exercise price of the Common Stock Options was $3.43 and $10.63 as of June 30, 2001 and June 30, 2000, respectively. The average exercise price of the Common Stock Warrants was $5.83 as of June 30, 2001 and 2000.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 141 ("SFAS 142"), "Goodwill and Intangible Assets."

     SFAS 141 addresses the accounting for and reporting of business combinations. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling-of-interests method. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. For goodwill acquired by June 30, 2001, SFAS 142 is effective for all fiscal years beginning after December 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of SFAS 142. The Company believes the adoption of SFAS 142 will not have a material effect on its financial statements.

11.  RESTRUCTURING CHARGES

     In May 2001, the Company underwent a restructuring of operations to reduce expenses. As a result of the restructuring, the Company reduced its total headcount by 21 employees, or approximately 25% of its total workforce. The Unaudited Condensed Statement of Operations for the three months ended June 30, 2001 includes a charge of approximately $297,000, related to the restructuring, consisting entirely of employee severance. Substantially all liabilities related to the restructuring were paid as of June 30, 2001.

12.  SUBSEQUENT EVENT

     On July 27, 2001, the Company underwent a restructuring of operations to further reduce expenses. As a result of the restructuring, the Company reduced its total headcount by 25 employees. The Company expects to take a charge of approximately $340,000 for the quarter ended September 30, 2001 related to the restructuring, consisting entirely of employee severance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements regarding our expectations or beliefs that we will not derive revenues from advertising and sponsorships; we will incur additional operating losses for the foreseeable future; product development expenses will decrease as the impact of our restructurings is realized; sales and marketing expenses will decrease slightly in absolute dollars; general and administrative costs will decrease; we will continue to evaluate possible acquisitions and investments; and our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next three to six months. Actual results could differ materially from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not necessarily limited to: whether we will continue to incur significant losses; our ability to generate increased revenues; the success of our recent restructurings; the feasibility of incurring more dilution by selling equity in our Company; our ability to increase the number of online marketing services clients, expand our online marketing services offerings and effectively implement these services; our ability to maintain or improve the number or quality of network participants and customers; and attracting and retaining key personnel. In addition to the foregoing, please see the section in this report entitled "Risk Factors That May Affect Results of Operations and Financial Condition" for a description of other factors that might cause actual results to differ from those projected in the forward-looking statements herein. LiveWorld does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

     We provide online communities and customer relationship management for businesses and consumers. From inception through June 2001, our operating activities have primarily been focused on:

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

     Advertising and sponsorship revenues are derived from two sources. Advertising revenues generally come from short-term banner advertisement contracts. Sponsorship revenues come from contracts under which we offer a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Our advertising and sponsorship clients enter into short-term agreements pursuant to which they generally receive a guaranteed number of advertising impressions on our site. Advertising and sponsorship revenues are recognized in the period in which the advertisement is displayed or the sponsorship event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract. In some cases, where we contract with third party sales representative firms to sell advertising revenues, we recognize revenues net of the commissions paid. As announced in the Report on Form 8-K filed May 31, 2001, LiveWorld sold its consumer unit and associate web site. As a result, the Company does not anticipate any future revenues will be derived from advertising and sponsorships.

     Cost of revenues includes payroll and related expenses associated with content and production personnel who conduct online market research, implement customized communities, and produce online events. Also included are moderator costs, Internet communication charges and server-related costs to support our Web site.

     Operating expenses consist primarily of product development, sales and marketing, general and administrative and interest expenses. Product development expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to software development, quality engineering and product marketing. Sales and marketing expenses consist primarily of advertising and promotion costs, salaries, commissions and other related costs of sales and marketing personnel and program expenses, public relations costs and other marketing expenses. General and administrative expenses consist of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, human resources, facilities, legal and fees for other professional services.

     Sales and marketing expenses exclude noncash advertising and promotional charges related to our advertising on the NBC television network and in magazines owned by Hearst along with promotional services attributable to the operating agreements with NBC. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. These amounts were determined based on the fair value of our common stock and warrants exchanged for the services received. At June 30, 2001, all of the Company's noncash in-kind investments were fully amortized.

     We incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999, $41.6 million in 2000, and $17.3 million through the first six months of 2001. These losses include noncash advertising and promotional charges of $19.6 million through June 30, 2001. At June 30, 2001, we had an accumulated deficit of $122.4 million. We anticipate that we will incur additional operating losses for the foreseeable future.

     In May 2001, the Company underwent a restructuring of operations to more clearly focus LiveWorld as an online marketing services provider. As a result of the restructuring, the Company reduced its total headcount by 21 employees, or approximately 25% of its total workforce. The Unaudited Condensed Statement of Operations for the three months ended June 30, 2001 includes a charge of approximately $297,000, related to the restructuring, consisting entirely of employee severance. Substantially all liabilities related to the restructuring were paid as of June 30, 2001.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in LiveWorld's Condensed Financial Statements:

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                                --------                 --------
                                                            2001         2000         2001        2000
                                                            ----         ----         ----        ----
  Net revenue                                                100 %        100 %        100 %       100 %
  Cost of revenue                                           (165)          91         (174)         96
                                                          ------       ------       ------      ------
  Gross margin                                               (65)           9          (74)          4

  Operating expenses:
     Product development                                      90           43           92          46
     Sales and marketing                                      52          103           63         119
     General and administrative                              175           61          142          72
     Restructuring charges                                    25           10           18           6
     Noncash advertising and promotional charges              97           10           76          15
     Loss on Sale of Assets                                  151            -           63           -
     Amortization of goodwill                                195            4           87           4
                                                          ------       ------       ------      ------
      Total operating expenses                               785          231          541         262
                                                          ------       ------       ------      ------
  Operating loss                                            (850)        (222)        (615)       (258)
     Interest income, net                                     10           13           12          16
                                                          ------       ------       ------      ------
  Net loss                                                  (840)%       (209)%       (603)%      (242)%
                                                          ======       ======       ======      ======

     Net Revenue. Net revenue decreased 74% to approximately $1.2 million for the three months ended June 30, 2001, from $4.5 million for the three months ended June 30, 2000, a decrease of approximately $3.3 million. This decrease was primarily the result of decreased advertising sales as the Company sold off the business in May 2001 that previously generated that revenue. In addition, revenue for the fee based services were lower as a result of the more difficult economic conditions. For the six months ended June 30, 2001 net revenue decreased 64%, to $2.9 million, from $8.0 million for the six months ended June 30, 2000. This decrease is primarily the result of lower advertising revenue as well as lower fee-based services as a result of a slowdown in marketing spending by clients in response to the changing economic conditions. This decrease was partially offset by revenue of $112,500 from the one year operating agreement made in connection with the sale of the of its consumer unit and associated web site, www.talkcity.com. Substantially all of LiveWorld's revenue is derived
      ----------------
within North America.

     Cost of Revenue. Cost of revenue was $2.0 million, or 165% of total revenue, for the three months ended June 30, 2001 compared to $4.1 million, or 91% of total revenue, for the three months ended June 30, 2000. Cost of revenue decreased in absolute dollars by $2.2 million compared to the same period in the prior years primarily from lower personnel-related costs, resulting from the reductions in headcount stemming from the recent restructurings. Cost of revenue was $5.0 million, or 174% of total revenue, for the six months ended June 30, 2001 compared to $7.7 million, or 96% of total revenue, for the six months ended June 30, 2000. Cost of revenue decreased in absolute dollars by $2.7 million compared to the same period in the prior years primarily from lower personnel-related costs, resulting from the headcount reductions stemming from the recent restructurings.

     Product Development. Product development expenses for the three months ended June 30, 2001 and 2000 were approximately $1.1 million, or 90% of total revenue, and $1.9 million, or 43% of total revenue, respectively. The decrease in absolute dollars was primarily attributable to lower personnel-related costs as the impact from the restructurings was more fully realized. Product development expenses for the six months ended June 30, 2001 and 2000 were approximately $2.6 million, or 92% of total revenue, and $3.7 million, or 46% of total revenue, respectively. The decrease in absolute dollars was primarily attributable to lower personnel-related costs. LiveWorld expects that product development expenses will decrease for the foreseeable future as the impact of the May and July 2001 restructurings are more fully realized.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2001 and 2000 were approximately $612,000, or 52% of total revenue, and approximately $4.6 million, or 103% of total revenue, respectively. Sales and marketing expenses for the six months ended June 30, 2001 and 2000 were approximately $1.8 million, or 63% of revenue, and $9.6 million, or 119% of revenue, respectively. The decrease in absolute dollars in sales and marketing expenses for the quarter was primarily attributable to a decrease in online advertising expenses and by a decrease in sales personnel and associated expenses resulting from closing the Company's sales offices in New York City, Chicago, San Francisco and Los Angeles. LiveWorld expects that sales and marketing expenses will decrease slightly in absolute dollars in the foreseeable future.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2001 and 2000 were approximately $2.1 million, or 175% of total revenue, and $2.8 million, or 61% of total revenue, respectively. General and administrative expenses for the six months ended June 30, 2001 and 2000 were approximately $4.1 million, or 142% of total revenue, and $5.8 million, or 72% of total revenue, respectively. The expenses for the three and six months ended June 30, 2001 include the result of a realized gain of $250,000 from the sale of the Company's minority investment in Matchnet, which had previously been written down to $0. The decrease in general and administrative costs was also attributable to a reduction in headcount. LiveWorld expects that general and administrative costs will decrease in the future.

     Restructuring. Pursuant to the May 18, 2001 restructuring, and the associated reduction in workforce of 21 employees, or approximately 25% of the total workforce, the Unaudited Condensed Statement of Operations for the three months ended June 30, 2001 includes a charge of approximately $297,000. This charge is comprised of costs for employee severance. Substantially all liabilities related to the restructuring were paid as of June 30, 2001. Such restructuring charges represent 12% of revenue for the three months ended June 30, 2001. There was a $469,000 charge for restructuring in the same period in 2000. We cannot be certain that additional expenditures or charges will not be required in the future. In addition, LiveWorld cannot be certain that its restructuring will be successfully accepted or adopted by the market, including its current investors or security analysts, the Company's current or potential business or consumer clients, the Company's current or potential network participants, or its current or potential advertisers. If the restructuring is not accepted or adopted by parties above, among others, our business could be adversely affected. On June 27, 2001, the Company underwent a restructuring to further reduce expenses and reduced its total headcount by 25 employees. The Company expects to take a charge of approximately $340,000 for the quarter ended September 30, 2001 related to the restructuring.

     Noncash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three months ended June 30, 2001 and 2000 were $1.2 million, or 97% of total revenue, and $443,000, or 10% of total revenue, respectively. For the six months ended June 30, 2001 and 2000, noncash advertising and promotional charges were $2.2 million, or 76% of total revenue, and $1.2 million, or 15% of total revenue, respectively. The increase in noncash and promotional charges for both periods was primarily due to increased amortization of advertising provided under the Hearst advertising agreement. All noncash inkind investments have been fully amortized as of June 30, 2001.

     Amortization of Goodwill. For the three months ended June 30, 2001, the Company recorded a charge of $2.3 million related to the impairment of goodwill, measured as the amount by which the carrying amount exceeded the value of the estimated future cash flows for goodwill and purchased intangible assets. This compares to a charge of $171,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, and June 30, 2000, including the impairment charge, amortization of goodwill was $2.5 million and $340,000 respectively.

     Loss on Sale of Assets. For the three and six months ended June 30, 2001, the Company recorded a charge of $1.8 million in connection with the sale of its consumer unit, its web site, www.talkcity.com, and the associated server
                             ----------------
infrastructure. There was no similar charge for the three and six months ended June 30, 2000.

     Interest Income, Net. Interest income, net, includes income from LiveWorld's cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three months ended June 30, 2001 and 2000 was approximately $115,000 and $595,000, respectively. Interest income, net for the six months ended June 30, 2001 and 2000 was approximately $344,000 and $1.3 million, respectively. The reduction in interest income, net, resulted from declining interest income on lower cash, cash equivalent and short-term investment balances.

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

Liquidity and Capital Resources

     Since our inception in March 1996, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering in July 1999 and, to a lesser extent, through equipment financing. As of June 30, 2001, we had approximately $5.5 million in cash and cash equivalents.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to our community network, marketing and selling our services, brand promotions and other factors. Additionally, we will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products and to expand our sales and marketing programs. We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next three to six months. Thereafter, we may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     Net cash used in operating activities was approximately $9.3 million and $18.6 million for the six months ended June 30, 2001 and 2000, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses excluding the effects of non-cash advertising expenses and depreciation and amortization.

     Net cash provided by investing activities was approximately $7.9 million and $20.5 million for the six months ended June 30, 2001 and 2000, respectively. Cash provided by investing activities for the six months ended June 30, 2001 was the primarily the result of sales of short-term investments and the proceeds from the sale of assets, partially offset by purchases of equipment. Cash provided by investing activities for the six months ended June 30, 2000 consisted of approximately $31.9 million in sales of short-term investments partially offset by approximately $5.3 million in purchases of equipment, approximately $4.3 million in purchases of short-term investments and $1.5 million placed into an escrow fund for an employment agreement with the former sole shareholder of RCI.

     Net cash used in financing activities was approximately $46,000 for the six months ended June 30, 2001. Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2000. Net cash used in financing activities for the six months ended June 30, 2001 consisted of principal payments on notes payable. Net cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of net proceeds of approximately $1.2 million from stock option and warrant exercises partially offset by principal payments on notes payable

     As of June 30, 2001, the Company's principal commitments consisted of obligations outstanding under operating leases. In October 1999, the Company signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999. The Company is required to provide a $2,100,000 letter of credit as security for the lease. Under the lease agreement, the letter of credit may be reduced by $300,000 per year after every twelve months through December 14, 2005, provided no default has occurred. As of June 30, 2001, a $1,800,000 certificate of deposit with a one-year maturity is held as collateral by a bank for guarantee of the letter of credit. The certificate of deposit is included in Other Assets. Future minimum lease payments under all non-cancelable operating leases total approximately $14.4 million as of June 30, 2001.

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

     LiveWorld continues to evaluate alternative means of financing to meet its needs on terms that are attractive to LiveWorld. LiveWorld currently anticipates that its available funds will be sufficient to meet its projected needs to fund operations for the next three to six months. LiveWorld expects that it will need to raise additional capital to fund operations during the fourth quarter of 2001. From time to time LiveWorld has considered and discussed various financing alternatives and expects to continue such efforts to raise additional funds to support its operational plan for 2001 and beyond. LiveWorld cannot be certain that additional financing will be available to it on favorable terms when required, or at all. The report of LiveWorld's independent auditors in its Form 10-K filed with the SEC on April 2, 2001, contains a statement expressing substantial doubt regarding LiveWorld's ability to continue as a going concern.

     If LiveWorld is not able to obtain such capital, it will take actions to conserve its cash balances, including, significantly reducing its operating expenses, downsizing its corporate headquarters staff and closing existing facilities, all of which could have a material adverse effect on its business, financial condition and LiveWorld's ability to reduce losses or generate profits. For example, in June 2000, December 2000, March 2001, May 2001 and July 2001, LiveWorld underwent separate restructurings.

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

LiveWorld's common stock was recently delisted from Nasdaq, which could result in a decrease in liquidity of our stock

     LiveWorld common stock was recently delisted from trading on the Nasdaq National Market due to a failure to comply with the required $1.00 minimum bid price, and it now trades on the over-the-counter bulletin board market under the symbol LVWD.OB. This delisting could result in significantly decreased liquidity for LiveWorld stock, making it much more difficult to purchase or sell LiveWorld stock or obtain accurate quotations as to the price of the Company's securities.

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

If the recent restructurings of LiveWorld, designed to increase awareness of and refocus the Company's business on online marketing services, are not accepted, the Company's results of operations may decrease and the business may be adversely affected

     In June 2000, the Company underwent a restructuring of operations to more clearly focus LiveWorld as an online marketing services provider, pursuant to which it reorganized its business into four main areas of operations, which include online live events services, market research services, community solutions, and network and syndication services. As a result of the June restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. In December 2000, the Company underwent a separate restructuring to further align the Company to sell and implement fee-based services. As a result of the December restructuring, the Company reduced its total headcount by 55 employees, or 30% of the total workforce. On March 16, 2001, the Company announced a further restructuring to recognize changes in the economic environment and complete its transition to a 100% fee-based marketing services model, including a reduction of its total headcount by 30%. On May 18, 2001 the Company announced a further restructuring and reduced its headcount by 21 employees, or 25% of the workforce. On July 27, 2001, LiveWorld further reduced headcount by 25 employees. If the restructurings do not increase awareness or generate sales of the Company's online marketing services at the level it anticipates, or at all, the Company's management and other resources will have been expended with no increase in revenues, which could decrease its results of operations, and otherwise adversely affect the business.

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

Year to year revenue growth in past periods may not be indicative of future growth

     The Company achieved significant revenue growth in 2000 as compared to 1999, although the Company experienced sequential declines in quarterly revenue from the second quarter of 2000 through the second quarter of 2001. Accurate predictions of future growth are difficult because of its limited operating history as well as of the rapid changes in its markets as a result of increased competition, evolving technology and clients' business requirements. Accordingly, current and potential investors should not rely on past revenue growth as a prediction of future growth.

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

LiveWorld depends on the clients of its online marketing services, including business clients, network participants and end users of its network, for content, promotion and sustaining an engaged audience, and if its clients or users become dissatisfied or do not become engaged with its services, the Company would need to increase its expenditures for these activities

     LiveWorld depends largely on clients of its online marketing services, including business clients, network participants and end users of its network, for content, word-of-mouth promotion and for sustaining an involved audience for its advertisers and business clients. If such clients or users become dissatisfied or do not become engaged with its services, they will not generate significant content or promote its Web sites or services, and the Company will have to increase the expenditure of its own resources for these activities. In addition, dissatisfied or disengaged clients or users would not continue to attract other clients or users to the Company's sites. Loss of its clients or users and failure to increase its number of engaged clients or users would hurt the Company's efforts to generate increased revenues. The Company's clients or users may become dissatisfied with its services as a result of the increased focus on commercialization of its services due to their continued exposure to advertising activities on its Web sites or the use of their information for commercial purposes. LiveWorld's clients or users may also become dissatisfied with its services if the Company experiences system failures or does not maintain its structured environment, attract quality business clients, or continually upgrade its software functionality.

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

LiveWorld's paid moderators could be viewed as employees rather than independent contractors, which could subject the Company to adverse tax and employee benefit consequences

     LiveWorld treats its paid moderators, consisting of approximately 325 individuals as of June 30, 2001, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. Laws governing the distinction between independent contractors are not entirely clear, and some jurisdictions may rule that the Company's paid moderators are employees rather than independent contractors. If this happens, the Company could be subject to substantial tax and employee benefit liabilities as well as other penalties.

LiveWorld's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     If the Company's active volunteer community leaders, consisting of approximately 500 individuals as of June 30, 2001, were viewed as employees, LiveWorld could be subject to payment of back wages and other penalties, and its operating expenses could substantially increase. Previously, former volunteers of America Online/Time Warner filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

LiveWorld's chief executive officer and chief community officer are critical to its business and they may not remain with the Company in the future

     LiveWorld's future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer and Jenna Woodul, its Chief Community Officer. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients and advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul, and the Company does not maintain any key person life insurance policies.

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

LiveWorld may be unable to consummate potential acquisitions or investments or successfully integrate them with its business, which could slow its growth strategy

     As part of its strategy to expand its online marketing services if resources permit, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. LiveWorld may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, in part due to the low market price if its stock and the limited availability of cash, which could harm the Company's growth strategy. If LiveWorld does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired services, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees, and increase its expenses.

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

LiveWorld's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

     A disaster could severely damage the Company's ability to deliver its products and services to its customers. LiveWorld depends on its ability to maintain and protect its facilities, which include communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at facilities in San Jose, California. San Jose may exist on or near a known earthquake fault zone. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state, and these outages could increase in frequency as the warm summer months approach. Power outages could interrupt our operations and also the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events, such as computer viruses or electronic break-ins, any of which could disrupt its Web sites. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

     LiveWorld's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. LiveWorld places its investments with high quality issuers and, by policy, limits the amount of credit risk exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. LiveWorld classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" instruments include fixed rate commercial paper, corporate notes, and market auction preferred securities. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted average interest rates of the Company's investment portfolio at June 30, 2001:

                                           Average         Book        Fair
                                        Interest Rate      Value       Value
                                       ---------------   ---------   ---------
                                                            (In thousands)

        Cash and Cash equivalents:
           Fixed rate                       3.94%          $2,537      $2,537
           Variable rate                    3.59%           2,955       2,955

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders:

     At our Annual Stockholders' Meeting held on June 12, 2001, the following proposals were adopted by the margins indicated.

Proposal 1:    Election of Directors.

     Nominee                       For                 Withheld
     -------                       ---                 --------

     Barry Weinman             13,594,195               112,153

     The following directors, who were not up for election at the Annual Meeting, continued to serve as directors after the Annual Meeting: Peter H. Friedman and Kenneth A. Bronfin. Subsequent to the Annual Meeting, V. David Watkins and Stephen Lake were appointed to the Board of Directors.

Proposal 2.    Ratification of KPMG, LLP as Independent Public Accountants

         For           Against            Abstain       Broker Non-Vote
         ---           -------            -------       ---------------

     13,641,318        57,605              7,425                0


Item 6.        Exhibits and Reports on Form 8-K

       (a)     Exhibits

    2.1(1) Agreement and Plan of Reorganization between the Company and Research Connections, Inc., dated January 3, 2000.

    2.2(2) Purchase Agreement, dated as of May 16, 2001, by and between myESP Acquisition Corporation, a Delaware corporation, and LiveWorld, Inc., a Delaware corporation.

    2.3(2) Web Site Services and Maintenance Agreement, dated as of May 16, 2001, by and between LiveWorld, Inc., a Delaware corporation and myESP Acquisition Corporation, a Delaware corporation.

    3.2(3) Second Amended and Restated Certificate of Incorporation of the Company.

    3.3(3)     Bylaws of the Company.

    4.1(3)     Form of the Company's Common Stock certificate.

    4.2(3) Third Amended and Restated Shareholders Rights Agreement, dated April 23, 1999, between the Company and the parties named therein, as amended on May 26, 1999.

______________
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.
(2) Incorporated by reference from the Company's Report on Form 8-K, filed on May 31, 2001.
(3) Incorporated by reference from the Company's 424(b) Prospectus, dated July 19, 1999, as declared effective by the Securities and Exchange Commission on July 19, 1999

       (b)     Reports on Form 8-K

       On May 31, 2001, the Company filed a Report on Form 8-K disclosing the sale of its consumer unit and associated web site, www.talkcity.com pursuant to
                                                   ----------------
a purchase agreement dated May 16, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LIVEWORLD, INC.
                                     (Registrant)


Date: August 14, 2001                By: /s/ Peter H. Friedman
                                         ----------------------------
                                          Peter H. Friedman
                                           President and Chief Executive Officer
                                           (principal financial or chief
                                           financial officer and duly
                                           authorized signatory)