Form 10-Q
period 2001-09-30
LIVEWORLD INC
filed 2001-11-14
CIK 1080088

________________________________________________________________________________
                                     ______

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

        (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  307 Orchard City Drive, Suite 110
        Campbell, California                                   95008
        --------------------                                   -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (408) 871-5200

              Former name, former address and former fiscal year,
                         if changed since last report:
                               1919 S. Bascom Ave.
                               Campbell, CA 95008.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X      No _
                                  -


    The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding at November 14, 2001 was 25,310,872.


________________________________________________________________________________

                       LIVEWORLD, INC.

                          FORM 10-Q

                            INDEX

                                                                            PAGE NUMBER
 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Financial Statements:

          Unaudited Condensed Balance Sheets at September 30, 2001 and
            December 31, 2000                                                  3

          Unaudited Condensed Statements of Operations for the three and
            nine months ended September 30, 2001 and 2000                      4

          Unaudited Condensed Statements of Cash Flows for the
            nine months ended September 30, 2001 and 2000                      5

          Notes to Unaudited Condensed Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          22

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22

Signatures                                                                    24


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                LIVEWORLD, INC.
                      UNAUDITED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                September 30,                December 31,
                                                                                    2001                        2000
                                                                                -------------                ------------
                                                        Assets
Current assets:
    Cash and cash equivalents                                                  $  3,141                     $  6,989
    Short term investments                                                            -                        6,980
    Accounts receivable, net                                                      1,707                        2,580
    Prepaid expenses and other current assets                                       736                        1,094
                                                                               --------                     --------
        Total current assets                                                      5,584                       17,643
Property and equipment, net                                                       1,639                        8,234
Other assets                                                                      2,952                        6,169
Goodwill, net                                                                       232                        2,733
                                                                               --------                     --------
        Total assets                                                           $ 10,407                     $ 34,779
                                                                               ========                     ========
                                         Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable, current portion                                             $     48                     $     86
    Accounts payable                                                                 96                        1,085
    Accrued liabilities                                                           1,752                        3,138
    Deferred revenue                                                                781                          746
                                                                               --------                     --------
        Total current liabilities                                                 2,677                        5,055
Notes payable, less current portion                                                   -                           21
                                                                               --------                     --------
        Total liabilities                                                         2,677                        5,076
Stockholders' equity:
    Common stock                                                                     25                           25
    Additional paid-in-capital                                                  134,944                      135,196
    Deferred stock based compensation                                               (66)                        (223)
    Notes receivable from stockholders                                             (174)                        (172)
    Accumulated deficit                                                        (126,977)                    (105,101)
    Treasury Stock, 54,687 common shares at cost                                    (22)                         (22)
                                                                               --------                     --------
        Total stockholders' equity                                                7,730                       29,703
                                                                               --------                     --------
        Total liabilities and stockholders' equity                             $ 10,407                       34,779
                                                                               ========                     ========


                 See accompanying notes to the condensed financial statements.

                               LIVEWORLD, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                         Three Months Ended                   Nine Months Ended
                                                                 ------------------------------       ------------------------------
                                                                 September 30,     September 30,      September 30,    September 30,
                                                                    2001              2000               2001             2000
                                                                  -------------     ------------       -------------    ------------
Revenues:
    Community solutions services                                        $ 703             $ 925            $ 2,088         $ 2,244
    Event services                                                        156               931              1,096           2,297
    Market research services                                              217               448                471           1,281
    Network services                                                        -             1,445                282           5,969
                                                                       --------          ------            -------          ------
Total revenue                                                           1,076             3,749              3,937          11,791
Cost of revenue                                                         1,109             3,973              6,093          11,710
                                                                        -----            ------            -------          ------
Gross margin                                                              (33)             (224)            (2,156)             81

Operating expenses:
    Product development                                                   708             2,205              3,352           5,905
    Sales and marketing                                                   379             2,760              2,183          12,323
    General and administrative                                            904             2,981              4,976           8,798
    Restructuring charges                                                 347                 -                851             469
    Noncash advertising and promotional charges                             -               213              2,171           1,374
    Loss on Sale of Assets                                                  -                 -              1,792               -
    Impairment of Fixed Assets                                          2,302                 -              2,302               -
    Amortization of goodwill                                               18               171              2,501             513
                                                                        -----            ------            -------         -------
Total operating expenses                                                4,658             8,330             20,128          29,382
                                                                        -----            ------            -------         -------
Loss from operations                                                   (4,691)           (8,554)           (22,284)        (29,301)
    Interest income, net                                                   65               455                409           1,771
                                                                       ------            ------            -------         -------
Net loss                                                              $(4,626)          $(8,099)          $(21,875)       $(27,530)
                                                                       ======            ======            =======         =======
Basic and diluted net loss per common share                           $ (0.18)           $(0.33)           $ (0.86)        $ (1.11)
                                                                       ======            ======            =======         =======
Weighted average basic and diluted common shares
outstanding                                                            25,282            24,892             25,168          24,743
                                                                       ======           =======            =======         =======


          See accompanying notes to the condensed financial statements.

                              LIVEWORLD, INC.
                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                                                               Nine Months Ended
                                                                                ------------------------------------------
                                                                                September 30,             September 30,
                                                                                    2001                       2000
Cash flows from operating activities:                                           ---------------          -----------------
   Net loss                                                                       $ (21,875)               $ (27,530)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
   Depreciation and amortization                                                      4,580                    3,227
   Loss on sale of property and equipment                                             2,051                        -
   Impairment of Fixed Assets                                                         2,302
   Stock compensation expense                                                          (147)                     244
   Noncash advertising and promotional charges                                        2,171                    1,373
   Provision for accounts receivable allowance                                         (869)                     470
   Changes in operating assets and liabilities:
     Accounts receivable                                                              1,743                   (1,135)
     Prepaid expenses and other current assets                                          358                       43
     Accounts payable                                                                  (989)                  (2,722)
     Accrued liabilities                                                             (1,386)                     472
     Deferred revenue                                                                    35                      177
                                                                                     -------                  -------
Net cash used in operating activities                                               (12,026)                 (25,381)
                                                                                     -------                  -------
Cash flows from investing activities:
   Purchases of property and equipment                                                 (324)                  (6,416)
   Proceeds from sale of property and equipment                                         510                        -
   Cash paid for acquisition of Research Connections, Inc., net of cash acquired          -                     (417)
   Purchases of short-term investments                                                    -                   (4,879)
   Proceeds from sale of short-term investments                                       6,980                   33,430
   Other assets                                                                       1,046                   (1,505)
                                                                                     -------                 --------
Net cash provided by investing activities                                             8,212                   20,213
                                                                                     -------                 --------
Cash flows from financing activities:
   Proceeds from sale of redeemable preferred stock, net of issuance costs               25                        -
   Proceeds from stock option and warrant exercises                                       -                    1,212
   Proceeds from repayment of stockholders' notes receivable                              -                       46
   Repayment of notes payable                                                           (59)                    (113)
                                                                                     -------                 --------
Net cash (used in)/provided by financing activities                                     (34)                   1,145
                                                                                     -------                 --------
Net (decrease) in cash and cash equivalents                                          (3,848)                  (4,023)
Cash and cash equivalents at beginning of period                                      6,989                   14,112
                                                                                     =======                 ========
Cash and cash equivalents at end of period                                          $ 3,141                 $ 10,089
                                                                                     =======                 ========
   Cash paid during the period for interest                                         $     3                 $     32
                                                                                     =======                 ========
Supplemental disclosure of noncash financing activities:
   Common stock issuance for acquisition of Research Connections, Inc.              $     -                  $ 3,000
                                                                                     =======                 ========

          See accompanying notes to the condensed financial statements.

                                 LIVEWORLD, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by LiveWorld, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of LiveWorld, Inc. ("LiveWorld" or the "Company"). Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in the footnotes, necessary for a fair presentation of the financial position at September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. The condensed balance sheet at December 31, 2000 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior period's financial statements to conform to the September 30, 2001 presentation. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

     As a result of our restructuring and other expense measurement actions, we have significantly reduced our cash spending and are aggressively managing our expenses relative to our cash on hand. We may need to reduce costs, further increase revenue and/or raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Recovery of the carrying amounts of certain assets, including property, equipment and goodwill, is dependent on continuing as a going concern.

2.   NATURE OF OPERATIONS

     LiveWorld was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. LiveWorld is a provider of online marketing services for businesses. The Company offers businesses a wide range of services to help them develop and expand online relationships with customers, suppliers and employees. These services include producing online interactive events, conducting online market research, providing outsourced discussion boards, clubs, chat and event feeds and designing fully integrated customized communities. These communities offer services such as moderated chat, home pages, special event production, message boards and online event guides. The Company generates revenues by selling its online marketing services to corporations of various sizes within several industries. LiveWorld has incurred operating losses since inception through September 30, 2001. The Company had an accumulated deficit of $127.0 million at September 30, 2001. On May 8, 2001, the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc.

3.   ACCRUED LIABILITIES

     Accrued liabilities consist of:              September 30,    December 31,
                                                       2001            2000
                                                 --------------   --------------
                                                         (In thousands)
     Accrued compensation and benefits            $529                  $ 1,375
     Accrued general and administrative expenses   552                      562
     Accrued sales and marketing expenses           40                      321
     Accrued rent                                   94                      350
     Accrued moderator expenses                     20                      300
     Other accrued liabilities                     517                      230
                                              --------------      --------------
                                                $1,752                  $ 3,138
                                              ===============     ==============


4.   SEGMENT REPORTING

     The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. This operating segment is currently comprised of three main areas of online business, including (i) community solutions, (ii) live event services, and (iii) market research services. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

     The Company's operations and assets are based in the United States, and substantially all of its revenues have been earned from customers in North America. For the three months ended September 30, 2001, one of the Company's clients was responsible for more than 10% of its revenue. For the three months ended September 30, 2000, one of the Company's clients was responsible for more than 10% of its revenue. No single client was responsible for more than 10% of revenue for the nine months ended September 30, 2001 and 2000. Total receivables from this client were $300,000 on September 30, 2001. Total receivables from another customer totaled $208,000 on September 30, 2001.

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss for the three and nine months ended September 30, 2001 and 2000 equaled the net loss.

6.   NET LOSS PER COMMON SHARE

     Diluted net loss per common share does not include the effects of the following potentially dilutive securities as of September 30, 2001 and 2000:

                                                  September 30,   September 30,
                                                       2001            2000
                                                ---------------- ---------------
                                                         (In thousands)
         Common Stock Options                         6,226           4,852
         Common Stock Warrants                          991             991
         Unvested Common Stock Subject to Repurchase      1              86
                                                 --------------- ---------------
                                                      7,018           5,929
                                                 =============== ===============


     The average exercise price of the Common Stock Options was $0.17 and $9.97 as of September 30, 2001 and September 30, 2000, respectively. The average exercise price of the Common Stock Warrants was $5.83 as of September 30, 2001 and 2000.

7.     RECENTLY ISSUED ACCOUNTING STANDARDS

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets."

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

8.     RESTRUCTURING CHARGES

       On July 27, 2001, the Company underwent a restructuring of operations to further reduce expenses. As a result of the restructuring, the Company reduced its total headcount by approximately 25 employees, or approximately 40% of its workforce. The Unaudited Condensed Statement of Operations for the three months ended September 30, 2001 includes a charge of approximately $347,000 related to the restructuring, consisting entirely of employee severance. Substantially all liabilities related to the restructuring were paid as of September 30, 2001.

9.     IMPAIRMENT OF FIXED ASSETS

     In light of the restructurings that the Company has recently undertaken, the Company recorded an impairment charge of approximately $2.3 million to reduce the carrying amount of certain fixed assets to their estimated fair value.

10.    SUBSEQUENT EVENT

     On October 17, 2001, the Company entered into a definitive agreement to terminate the lease on its former headquarters in Campbell, California. As a result of this agreement, LiveWorld reduced the future minimum lease payments by approximately $13.2 million and its overall expected future obligations associated with the lease by approximately $18 million. As part of this agreement, the Company agreed to surrender approximately $1.5 million of its $1.8 million letter of credit and its $122,000 deposit, which are currently reported in Other Assets. The Company estimates that it will incur approximately $960,000 in other charges, which include leasehold improvement write-offs, utility charges, repairs and broker fees associated with the termination of the lease.

     On November 2, 2001, the Company announced a further restructuring, reducing its total headcount by two employees. In addition salary reductions were implemented for most employees, including all senior executives. The Company expects to take a charge of approximately $53,000 for the three month period ended December 31, 2001 related to this restructuring, consisting entirely of employee severance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements regarding our expectations or beliefs that we will not derive revenues from advertising and sponsorships; we will incur additional operating losses for the foreseeable future; product development expenses will decrease as the impact of our restructurings is realized; sales and marketing expenses will decrease; general and administrative costs will decrease; we will continue to evaluate possible acquisitions and investments; and our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next three to six months. Actual results could differ materially from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not necessarily limited to: whether we will continue to incur significant losses; our ability to generate increased revenues; the success of our recent restructurings; the feasibility of incurring more dilution by selling equity; our ability to increase the number of online marketing services clients, expand our online marketing services offerings and effectively implement these services; and attracting and retaining key personnel. In addition to the foregoing, please see the section in this report entitled "Risk Factors That May Affect Results of Operations and Financial Condition" for a description of other factors that might cause actual results to differ from those projected in the forward-looking statements herein. LiveWorld does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

            We provide online community-based relationship marketing and support services for businesses to market to and support their customers and employees. From inception through September 2001, our operating activities have primarily been focused on:

o developing the quality environment of our services;

o building sales momentum and developing programs and content;

o developing a comprehensive computer software and hardware infrastructure;

o recruiting personnel; and

o raising capital.

            From inception through early 2001, we also owned and operated a consumer destination site, www.talkcity.com. During that period we also focused on developing the Talk City brand, expanding the site's audience and usage of services, establishing operating relationships with our network participants and generating advertising revenue on the Talk City site.

            Substantially all of our revenues are fee based and derived from the sale of our online marketing services. Our online marketing services include consulting on the use and implementation of online communities, designing, operating and moderating customized communities, producing online events, conducting online market research and facilitating online meetings. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues derived from online marketing services are recognized ratably over the term of the contract period, which coincides with when the services are performed, provided that the collection of the receivable is probable.

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

     Sales and marketing expenses exclude noncash advertising and promotional charges related to our advertising on the NBC television network and in magazines owned by Hearst along with promotional services attributable to the operating agreements with NBC. These advertising activities are paid for through noncash in-kind investments. This in-kind program includes $7.2 million of television commercials and print ads valued at rates discounted from the rate card to be incurred from 1998 through 2001. These amounts were determined based on the fair value of our common stock and warrants exchanged for the services received. At September 30, 2001, all of the Company's non-cash in-kind investments were fully amortized.

     We incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999, $41.6 million in 2000, and $21.9 million through the first nine months of 2001. These losses include noncash advertising and promotional charges of $19.6 million through September 30, 2001. At September 30, 2001, we had an accumulated deficit of $127.0 million. We anticipate that we will incur additional operating losses for the foreseeable future.

     On July 27, 2001, the Company underwent a restructuring of operations to further reduce expenses. As a result of the restructuring, the Company reduced its total headcount by 25 employees, or approximately 40% of its workforce. In addition the Company implemented an across-the-board salary reduction program. The Unaudited Condensed Statement of Operations for the three months ended September 30, 2001 includes a charge of approximately $347,000 for the quarter ended September 30, 2001 related to the restructuring, consisting entirely of employee severance.

Results of Operations

     The following table sets forth, for the periods indicated, thepercentage of net revenue represented by certain items reflected in LiveWorld's Condensed Financial Statements:


                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,            September 30,
                                                                  -------------            -------------
                                                                  2001     2000            2001     2000
                                                                  -----    ----            -----    ----
     Net revenue                                                   100 %    100 %           100 %    100 %
     Cost of revenue                                               103      106             155       99
                                                                  -----     ---            -----     ---
     Gross margin                                                   (3)      (6)            (55)       1

     Operating expenses:
            Product development                                     66       59              85       50
            Sales and marketing                                     35       74              55      105
            General and administrative                              84       80             126       75
            Restructuring charges                                   32       --              22        4
            Non-cash advertising and promotional charges            --        6              55       12
            Loss on Sale of Assets                                  --       --              46       --
            Impairment of Fixed Assets                             214       --              58       --
            Amortization of goodwill                                 2        5              64        4
                                                                  -----     ----           ----    -----
               Total operating expenses                            433      222             511      249
                                                                  -----     ----           ----    -----
     Operating loss                                               (436)    (228)           (566)    (248)
            Interest income, net                                     6       12              10       15
                                                                 ------   ------          ------   ------
     Net loss                                                     (430)%   (216)%          (556)%   (233)%
                                                                  ====     ====            ====     ====

     Net Revenue. Net revenue decreased 71% to approximately $1.1 million for the three months ended September 30, 2001, from $3.7 million for the three months ended September 30, 2000, a decrease of approximately $2.6 million. This decrease was primarily the result of decreased advertising sales as the Company sold off the advertising business in May 2001. In addition, revenue for the fee based services, particularly live events and market research, was also lower as a result of the more difficult economic conditions. Revenue for certain fee-based services such as consulting, moderation and discussion boards increased. For the nine months ended September 30, 2001, net revenue decreased 67%, to $3.9 million, from $11.8 million for the nine months ended September 30, 2000. This decrease is primarily the result of lower advertising revenue as well as lower fee-based services as a result of a slowdown in marketing spending by clients in response to the changing economic conditions. This decrease was partially offset by revenue of $338,000 from the one-year operating agreement executed in connection with the sale of the consumer unit and associated web site, www.talkcity.com. Substantially all of LiveWorld's revenue is derived within North America.

     Cost of Revenue. Cost of revenue was $1.1 million, or 103% of total revenue, for the three months ended September 30, 2001, compared to $4.0 million, or 106% of total revenue, for the three months ended September 30, 2000. Cost of revenue decreased in absolute dollars by $2.9 million compared to the same period in the prior year, which was primarily due to lower personnel-related costs resulting from the reductions in headcount stemming from the recent restructurings. Cost of revenue was $6.1 million, or 155% of total revenue, for the nine months ended September 30, 2001, compared to $11.7 million, or 99% of total revenue, for the nine months ended September 30, 2000. Cost of revenue decreased in absolute dollars by $5.6 million compared to the same period in the prior year, primarily due to lower personnel-related costs resulting from the headcount reductions that were part of the recent restructurings.

     Product Development. Product development expenses for the three months ended September 30, 2001 and 2000 were approximately $708,000, or 66% of total revenue, and $2.2 million, or 59% of total revenue, respectively. Product development expenses for the nine months ended September 30, 2001 and 2000 were approximately $3.4 million, or 85% of total revenue, and $5.9 million, or 50% of total revenue, respectively. The decrease in absolute dollars was primarily attributable to lower personnel-related costs as a result of the Company's restructurings. LiveWorld expects that product development expenses will decrease slightly for the foreseeable future as the impact of the July 2001 restructuring is more fully realized.

     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2001 and 2000 were approximately $379,000, or 35% of total revenue, and approximately $2.8 million, or 74% of total revenue, respectively. Sales and marketing expenses for the nine months ended September 30, 2001 and 2000 were approximately $2.2 million, or 55% of revenue, and $12.3 million, or 105% of revenue, respectively. The decrease in absolute dollars in sales and marketing expenses for the quarter and for the first nine months of 2001 was primarily attributable to a decrease in online advertising expenses and by a decrease in sales personnel and associated expenses. LiveWorld expects that sales and marketing expenses will remain constant or decrease slightly in absolute dollars in the foreseeable future.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2001 and 2000 were approximately $904,000, or 84% of total revenue, and $3.0 million, or 80% of total revenue, respectively. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were approximately $5.0 million, or 126% of total revenue, and $8.8 million, or 75% of total revenue, respectively. The expenses for the nine months ended September 30, 2001 include the result of a realized gain of $250,000 from the sale of the Company's minority investment in Matchnet, which had previously been written down to $0. The decrease in general and administrative costs was also attributable to a reduction in headcount. LiveWorld expects that general and administrative costs will decrease in the future, as the Company realizes the benefits of the July 2001 restructuring and the lower costs resulting from the smaller office space for our headquarters.

     Non-cash Advertising and Promotional Charges. Noncash advertising and promotional charges for the three months ended September 30, 2001 and 2000 were $0, and $213,000, or 6% of total revenue, respectively. For the nine months ended September 30, 2001 and 2000, noncash advertising and promotional charges were $2.2 million, or 55% of total revenue, and $1.4 million, or 12% of total revenue, respectively. The increase in noncash and promotional charges for the nine-month period ended 9/30/01 was primarily due to increased amortization of advertising provided under the Hearst advertising agreement. All noncash in-kind investments were fully amortized as of June 30, 2001.

     Restructuring. Pursuant to the July 2001 restructuring, and the associated reduction in workforce of 25 employees, or approximately 40% of the total workforce, the Unaudited Condensed Statement of Operations for the three months ended September 30, 2001 includes a charge of approximately $347,000. This charge is comprised of costs for employee severance. Substantially all liabilities related to the restructuring were paid as of September 30, 2001. Such restructuring charges represent 32% of revenue for the three months ended September 30, 2001. There was no similar charge in the same period in 2000. We cannot be certain that additional expenditures or charges will not be required in the future. In addition, LiveWorld cannot be certain that its restructuring will be successfully accepted or adopted by the market, including its current investors or securities analysts, the Company's current or potential business or consumer clients, the Company's current or potential network participants, or its current or potential advertisers. If the restructuring is not accepted or adopted, our business could suffer.

     Amortization of Goodwill. For the three months ended September 30, 2001, the Company recorded a charge of $18,000 for the amortization of goodwill. This compares to a charge of $171,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, and September 30, 2000, including an impairment charge of approximately $2.3 million in the quarter ended June 30, 2001, amortization of goodwill was $2.5 million and $513,000, respectively.

     Loss on Sale of Assets. For the nine months ended September 30, 2001, the Company recorded a charge of $1.8 million in connection with the sale of its consumer unit, its web site, www.talkcity.com, and the associated server infrastructure. There was no similar charge for the nine months ended September 30, 2000.

     Impairment of Fixed Assets. In light of the restructurings that the Company has recently undertaken the Company recorded an impairment charge of approximately $2.3 million, to reduce the carrying amount of certain fixed assets to their estimated fair values. There was no similar charge for the nine months ended September 30, 2000.

     Interest Income, Net. Interest income, net, includes income from LiveWorld's cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three months ended September 30, 2001 and 2000 was approximately $65,000 and $455,000, respectively. Interest income, net for the nine months ended September 30, 2001 and 2000 was approximately $409,000 and $1.8 million, respectively. The reduction in interest income, net, resulted from declining interest income on lower cash, cash equivalent and short-term investment balances, as well as lower interest rates earned on balances.

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

Liquidity and Capital Resources

     Since our inception in March 1996, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering in July 1999 and, to a lesser extent, through equipment financing. As of September 30, 2001, we had approximately $3.1 million in cash and cash equivalents.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to our product development, system infrastructure, marketing and selling our services and other factors. Additionally, we will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products and to expand our sales and marketing programs. As a result of our restructuring and other expense measurement actions we have significantly reduced our cash spending and are aggressively managing our expenses relative to our cash on hand. We may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     Net cash used in operating activities was approximately $12.0 million and $25.4 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used in operating activities in each of these periods was primarily the result of net operating losses excluding the effects of non-cash advertising expenses and depreciation and amortization.

     Net cash provided by investing activities was approximately $8.2 million and $20.2 million for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by investing activities for the nine months ended September 30, 2001 was the primarily the result of sales of short-term investments and the proceeds from the sale of assets, partially offset by purchases of equipment. Cash provided by investing activities for the nine months ended September 30, 2000 consisted of approximately $33.4 million in sales of short-term investments partially offset by approximately $6.4 million in purchases of equipment, approximately $4.9 million in purchases of short-term investments and $1.5 million placed into an escrow fund for an employment agreement with the former sole shareholder of RCI.

     Net cash used in financing activities was approximately $34,000 for the nine months ended September 30, 2001. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2000. Net cash used in financing activities for the nine months ended September 30, 2001 consisted of principal payments on notes payable. Net cash provided by financing activities for the nine months ended September 30, 2000 consisted primarily of net proceeds of approximately $1.2 million from stock option and warrant exercises partially offset by principal payments on notes payable.

     As of September 30, 2001, the Company's principal commitments consisted of obligations outstanding under operating leases. In October 1999, the Company signed a nine-year, three and one-half month lease for a new 56,000 square foot corporate headquarters in Campbell, California, which commenced on December 15, 1999 and which has since been terminated (as further discussed in Note 9 to the financial statements and as discussed below). As security for the lease, the Company provided a $2,100,000 letter of credit, which was to have been reduced by $300,000 per year after every twelve months through December 14, 2005, provided no default has occurred. As of September 30, 2001, a $1,800,000 certificate of deposit with a one-year maturity was held as collateral by a bank for guarantee of the letter of credit. The certificate of deposit is included in Other Assets. Future minimum lease payments under all non-cancelable operating leases totaled approximately $13.9 million as of September 30, 2001. As described in the Note 9 to the financial statements, on October 8, 2001, LiveWorld entered into a definitive agreement to terminate the lease. As a result of this agreement, LiveWorld reduced the future minimum lease payments by approximately $13.2 million, and the overall anticipated obligation associated with the lease by approximately $18 million.

Risk Factors That May Affect Results of Operations and Financial Condition

LiveWorld may need substantial additional capital to fund continued business operations in 2002 and cannot be sure that additional financing will be available

     LiveWorld may require additional capital to fund its business operations. The rate at which LiveWorld utilizes its capital is affected by the operational and developmental costs incurred and the extent to which LiveWorld becomes profitable on a cash-flow basis. To date, LiveWorld has not been profitable on a cash-flow basis and substantial capital has been used to fund the operating losses. LiveWorld incurred losses of $1.3 million in 1996, $6.4 million in 1997, $15.7 million in 1998, $40.1 million in 1999, $41.6 million in 2000, and $21.9 million through the first nine months of 2001. LiveWorld cannot assure you that it will operate at or near levels that are necessary to become profitable on a cash-flow basis. Since inception, LiveWorld has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the near future.

     LiveWorld continues to evaluate alternative means of financing to meet its needs. We may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     If LiveWorld is not able to obtain such capital, it may take actions to conserve its cash balances, including significantly reducing its operating expenses, downsizing its corporate headquarters staff and closing existing facilities, all of which could have a material adverse effect on its business, financial condition and LiveWorld's ability to reduce losses or generate profits. For example, in September 2000, December 2000, March 2001, May 2001 and July 2001, LiveWorld underwent separate restructurings.

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

LiveWorld's common stock was delisted from Nasdaq, which could result in a decrease in liquidity of our stock

     LiveWorld common stock was delisted from trading on the Nasdaq National Market due to a failure to comply with the required $1.00 minimum bid price, and it now trades on the over-the-counter bulletin board market under the symbol LVWD.OB. This delisting could result in significantly decreased liquidity for LiveWorld stock, making it much more difficult to purchase or sell LiveWorld stock or obtain accurate quotations as to the price of the Company's securities.

LiveWorld's stock price has traded far below the initial offering price and could remain at this low price, which could affect its ability to acquire other companies, leave it vulnerable to take over attempts and result in securities class action litigation

     Since LiveWorld's initial public offering in July 1999, the market price of its common stock has traded at or significantly below the initial offering price of $12.00 per share, and has traded below $1.00 continuously since October 2000. If the price per share does not increase, the Company's investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of its common stock may hamper the Company's ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leaving it vulnerable to a hostile takeover and result in securities class action litigation.

LiveWorld's stock price may continue to be depressed due to broad economic, market and industry factors beyond its control

     LiveWorld's stock price may continue to be depressed due to a variety of factors, including factors beyond its control. These broad market and industry factors could continue to harm the market price of its Common Stock, regardless of the Company's performance. These factors include:

o announcements of or new programming by the Company or its competitors, including the Company's announcement of its restructurings;

o       conditions or trends in the Internet services industry;

o       changes in the market valuations of Internet companies;

o       additions or departures of key personnel; and

o sales of substantial amounts of its Common Stock or other securities in the open market.

     General political and economic conditions, such as recession or interest rate or currency rate fluctuations, also could harm the market price of the Company's Common Stock.

If the recent restructurings of LiveWorld, designed to increase awareness of and refocus the Company's business on online marketing services, are not accepted, the Company's results of operations may decrease and the business may be adversely affected

     In June 2000, the Company underwent a restructuring of operations to more clearly focus LiveWorld as an online marketing services provider, pursuant to which it reorganized its business into four main areas of operations, which include online live events services, market research services, community solutions, and network and syndication services. As a result of the June restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. In December 2000, the Company underwent a separate restructuring to further align the Company to sell and implement fee-based services. As a result of the December restructuring, the Company reduced its total headcount by 55 employees, or 30% of the total workforce. On March 16, 2001, the Company announced a further restructuring to recognize changes in the economic environment and complete its transition to a 100% fee-based marketing services model, including a reduction of its total headcount by 30%. On May 18, 2001 the Company announced a further restructuring and reduced its headcount by 21 employees, or 25% of the workforce. On July 27, 2001, LiveWorld further reduced headcount by 25 employees, or 40% of the workforce. If the restructurings do not increase awareness or generate sales of the Company's online marketing services at the level it anticipates, or at all, the Company's management and other resources will have been expended with no increase in revenues, which could decrease its results of operations, and otherwise adversely affect the business.

The reductions in workforce related to the restructurings could result in market uncertainty and decreased employee morale

     The reductions in LiveWorld's workforce as a result of the restructurings could result in market concerns about the operations of the Company. Workforce reductions sometimes result in operational concerns about a company in the market and, while the Company's reductions were in connection with the restructurings, the Company may not be able to respond adequately to reports of securities analysts or the market. In addition, the Company must take the appropriate steps to sustain and prevent any decrease in employee morale due to the reductions in workforce.

Fluctuations in quarterly operating results may cause the stock price to decline

     The Company's operating results in one or more future quarters may be below the expectations of its investors, and as a result the price of its Common Stock could decline. LiveWorld expects that its quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

    o   general economic conditions;
    o   its dependence on increased online marketing services revenues;
    o   the length of its sales cycle;
    o its ability to increase its audience of loyal, engaged clients and consumers;
    o   management of growth; and
    o potential technical difficulties or system down time affecting the Internet generally or the Company specifically.

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

Current and potential competitors could decrease LiveWorld's market share and harm its business

     Increases in the number of companies competing for the attention and spending of businesses, could result in price reductions, reduced margins or loss of market share, any of which could decrease LiveWorld's revenues and contribute to the Company not achieving profitability and failing. The barriers to entry in the Internet marketing services market are low and the Company expects the number of its competitors to increase. LiveWorld competes for business clients with numerous companies, including Prospero Technologies Corporation, Yahoo Broadcast, PeopleLink and Participate.com.

Year to year revenue growth in past periods may not be indicative of future growth

     The Company achieved significant revenue growth in 2000 as compared to 1999, although the Company has experienced sequential declines in quarterly revenue from the second quarter of 2000 through the third quarter of 2001. Accurate predictions of future growth are difficult because of its limited operating history as well as of the rapid changes in its markets as a result of increased competition, evolving technology and clients' business requirements. Accordingly, current and potential investors should not rely on past revenue growth as a prediction of future growth.

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

    o  budgetary constraints;
    o  internal acceptance reviews;
    o the success and continued internal support of online marketing services clients; and
    o the possibility of cancellation or delay of projects by online marketing services clients.

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

LiveWorld's paid moderators could be viewed as employees rather than independent contractors, which could subject the Company to adverse tax and employee benefit consequences

     LiveWorld treats its paid moderators, consisting of approximately 229 individuals as of September 30, 2001, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. Laws governing the distinction between independent contractors and employees are not entirely clear, and some jurisdictions may rule that the Company's paid moderators are employees rather than independent contractors. If this happens, the Company could be subject to substantial tax and employee benefit liabilities as well as other penalties.

LiveWorld's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     If the Company's active volunteer community leaders, consisting of approximately 620 individuals as of September 30, 2001, were viewed as employees, LiveWorld could be subject to payment of back wages and other penalties, and its operating expenses could substantially increase. From time to time, former volunteers of other companies have filed complaints with the Labor Department and class action lawsuits claiming they were treated like employees and should have been paid.

LiveWorld's chief executive officer and chief community officer are critical to its business, and they may not remain with the Company in the future

     LiveWorld's future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, and Jenna Woodul, its Chief Community Officer. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation, as its business clients and advertisers and network participants could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul, and the Company does not maintain any key person life insurance policies.

LiveWorld must continually attract and retain its sales, engineering and other key personnel or the Company will be unable to execute its business strategy

     LiveWorld's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering and other key personnel. Competition for such personnel is intense, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

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

LiveWorld's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

     A disaster could severely damage the Company's ability to deliver its products and services to its customers. LiveWorld depends on its ability to maintain and protect its facilities, which include communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at facilities in San Jose, California. San Jose may exist on or near a known earthquake fault zone. In addition, earlier this year, California experienced power outages due to a shortage in the supply of power within the state. If they resume, power outages could interrupt our operations and also the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events, such as computer viruses or electronic break-ins, any of which could disrupt its Web sites. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

Changes in government regulation could limit LiveWorld's Internet activities or result in additional costs of doing business on the Internet

     Although few laws or regulations exist that specifically regulate communications on the Internet, LiveWorld expects more stringent laws and regulations to be enacted due to the popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit user volume and increase operating expenses. In addition, the application of existing laws to the Internet is uncertain and may take years to resolve and could expose the Company to substantial liability for which LiveWorld might not be indemnified by the content providers or other third parties. Existing laws and regulations currently, and new laws and regulations are likely to address a variety of issues, including the following:

     o    user privacy and expression;
     o    the rights and safety of children;
     o    information security;
     o    the convergence of traditional channels with Internet commerce; and
     o    taxation and pricing.

If Internet Service Providers become regulated in a manner similar to long distance telephone carriers, Internet growth may slow, which would cause the Company's revenues to decrease

     If Internet growth slows due to proposals to regulate Internet Service Providers in a way similar to long distance telephone carriers, LiveWorld's volume and the demand for its online marketing services would decline, causing its revenues to decrease. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet Service Providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

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

LiveWorld's undesignated Preferred Stock may inhibit potential acquisition bids for the Company, cause the market price for its Common Stock to fall and diminish the voting rights of the holders of its Common Stock

     If the Company's Board of Directors issues Preferred Stock, potential acquirers may not make acquisition bids for the Company, the Company's stock price may fall and the voting rights of existing stockholders may diminish as a result. The Board has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series. The Board can fix the price, rights, preferences, privileges and restrictions of the Preferred Stock without any further vote or action by the stockholders.

LiveWorld has anti-takeover defenses that could delay or prevent an acquisition of the Company

     Provisions of LiveWorld's Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the stockholders

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     LiveWorld's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. LiveWorld places its investments with high quality issuers and, by policy, limits the amount of credit risk exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. LiveWorld classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed rate" instruments include fixed rate commercial paper, corporate notes, and market auction preferred securities. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted average interest rates of the Company's investment portfolio at September 30, 2001:

                                        Average       Book      Fair
                                     Interest Rate    Value     Value
                                 -----------------  ---------  --------
                                                     (In thousands)

     Cash and Cash equivalents:
        Fixed rate                      2.85%        $1,138      $1,138
        Variable rate                   3.06%         2,003       2,003


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

     During Q3, 2001 the Company filed a lawsuit in San Jose, CA against MatchNet PLC and SocialNet, Inc., to collect money the Company believes is owed in the form of past due invoices and under a 1999 operating agreement between the Company and SocialNet, obligations which LiveWorld contends MatchNet expressly agreed to perform. The total amount of money the Company is seeking is approximately $1.1 Million. The Company, although confident in the merits of its claim, by definition cannot be assured of prevailing in this legal action and as such is not recording this money as revenue or cash in its financial statements at this time.

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

      No reports on Form 8-K were filed during the three months ended
            September 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LIVEWORLD, INC.
                                              (Registrant)

Date:  November 14, 2001              By:  /s/ Peter H. Friedman
                                    -------------------------------------
                                         Peter H. Friedman
                                         President and Chief Executive Officer
                                         (principal financial or chief financial
                                         officer and duly authorized signatory)