Form 10-K405
period 2001-12-31
LIVEWORLD INC
filed 2002-03-29
CIK 1080088

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001 or

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

     307 Orchard City Dr., Suite 110
          Campbell, California                              95008
          --------------------                             -----
(Address of principal executive offices)                 (Zip Code)
       Registrant's telephone number, including area code: (408) 370-4520

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

As of March 25, 2002, 25,358,874 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on March 25, 2001 of $0.05 per share) was approximately $1.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2002, are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS


                                                                                     Page

PART I
Item 1        Business                                                                 3
Item 2        Property                                                                17
Item 3        Legal Proceedings                                                       17
Item 4        Submission of Matters to a Vote of Security Holders                     18

PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters   18
Item 6        Selected Consolidated Financial Data                                    20
Item 7        Management's Discussion and Analysis of Financial Condition             21
                and Results of Operations

Item 7A       Quantitative and Qualitative Disclosures about Market Risk              30
Item 8        Financial Statements and Supplementary Data                             30
Item 9        Changes in and Disagreements with Accountants on Accounting             51
                and Financial Disclosure

PART III

Item 10       Directors and Executive Officers of the Registrant                      51
Item 11       Executive Compensation                                                  52
Item 12       Security Ownership of Certain Beneficial Owners and Management          52
Item 13       Certain Relationships and Related Transactions                          52
PART IV

Item 14       Exhibits, Financial Statement Schedule and Reports on Form 8-K          52
   SIGNATURES                                                                         55

PART I

Item:  1 Business

Overview

     LiveWorld, Inc. is a provider of collaborative services for online meetings, customer support and loyalty marketing solutions for Fortune 1000 Companies. LiveWorld helps these companies interact with and support their customers and employees, resulting in lower costs, increased revenue and stronger customer relationships.

     We were incorporated in California in March 1996 and reincorporated in Delaware in July 1999. In April 1999 we changed our name from LiveWorld Productions to Talk City, Inc. On May 8, 2001, we changed our name from Talk City, Inc. to LiveWorld, Inc. Our principal office is located at 307 Orchard City Drive, Suite 110, Campbell, CA 95008. Our telephone number at that location is (408) 370-4520.

     From the time of our initial public offering in July 1999 through 2000, we experienced a high growth in our revenues and the size of the Company. Starting in the first quarter of 2001 our revenues started to decrease due to declines in both the general economic conditions and interest in Internet services. During late 2000 and 2001 we took a number of steps to redirect the focus of our business to a fee-based marketing services model and have restructured our organization to reflect this focus. As part of this process, in May 2001, we sold Talk City, our Consumer Network business unit and associated website. We also took actions to reduce our expenditures and our number of employees, cancelled our former long-term lease and moved to a smaller facility. As a result of these actions, we have incurred significant restructuring, asset impairment and other charges in 2001 and we have significantly reduced our cash spending levels.

     Due to the nonpayment of amounts owed us by the purchasers of Talk City, we have initiated legal action to collect amounts owed under the purchase and related agreements.

LiveWorld's lines of business include:

Online Meetings & Presentations

     . LivePresentation. A Web-based software tool that complements telephone conference calls, meetings and conversations with an easy-to-use, low cost, self-run presentation service for Microsoft PowerPoint(R), Excel(R), and Word(R) documents.

     . LiveEvent Production Services. Fully produced online webcast and interactive chat events, including management by producers to help plan, organize, and run the event. Such events may include text or streaming audio or video, and provide fully edited transcripts within 24 hours. Other options include slideshows, participant information capture, integration of polls and surveys, and Tell-A-Friend and Remind-Me marketing.

Interactive Customer Support Services

     . LiveQ&A. Particular configuration and management of java-based discussion board software, allowing users to search dynamically contributed knowledgebase content, post messages that outline queries, or offer help to other users. Support configuration often includes integration of FAQ lists, short tutorials, and downloadable files.

     . LiveHelp. Software tool providing interaction between support reps and customers via a simple text chat interface. Increases support organization capacity by letting support reps serve multiple

          Web callers simultaneously, reducing the need for additional staffing. Includes queuing, tracking, and reporting features.

     . LivePresentation. A Web-based software tool that complements telephone conversations with an easy-to-use, low cost, self-run presentation service for Microsoft PowerPoint (R), Excel (R), and Word (R) documents. For support purposes, visually aids support telephone calls with a simple, easy-to-use, scalable broadcast presentation tool for "pre-canned" PowerPoint(R), Excel(R) and Word(R) documents.

Interactive Loyalty Marketing Services

     . Large Event Management. LiveWorld event producers customize and tailor celebrity/expert appearances, product launches, public relations presentations, business meetings or other web cast and interactive chat events. Production staff plan, organize, and host such events, incorporating audio, video, text chat, question input, question screening, polls, and/or surveys in a custom design. Clients receive a complete transcript of the event.

     . LiveForum. Scalable java-based discussion board application supporting search capability, subscriptions, ratings and point rewards, Tell-a-Friend feature, user profiles, and file attachments.

     . LiveChat. Scalable and stable client-branded real-time chat service, including such features as integrated registration, password protection, simple user interface, user-created rooms, profanity filters, private messaging, rollover rooms, and optional moderation by trained hosts.

     . LiveStrategy. Consulting service oriented toward development of online loyalty networks. LiveWorld consultants assist clients with planning, production, and follow-through on interactive online strategic implementation plans.

     . LiveModerator. Experienced hosts and moderators staff client online social venues. Whether monitoring behavior to client standards, or initiating conversations to client objectives, trained hosts and moderators support online dialog with social intervention.

     . Market Research. Online focus groups and surveys obtain opinions, views, and preferences of business audiences with an effective, quick, easy, and inexpensive format for research. Optional recruitment of participants or assembly and management of participant panels.

Clients

     LiveWorld has delivered solutions for some of the strongest brands in the world including:

     Entertainment and Media. Sony Music Entertainment, Food Network, HBO, Bloomberg and The Walt Disney Company.
     Financial Services. Citistreet, American Express, Fidelity Investments, ICMA Retirement and H&R Block
     Automotive. Chrysler and General Motors.
     Retail and Consumer Products. Campbell Soup, Starbucks, Hallmark, Coca Cola, Sears, Mattel, Kodak and The Home Depot.
     Technology. Cisco Systems, Hewlett Packard, Intel, IBM and Palm Computing. Internet. eBay, Homestead Technologies and Orbitz.

     No single customer accounted for 10% or more of our total revenues in 2001 or 2000.

Sales

     The Company primarily sells our solutions through our internal sales organization, with sales professionals located throughout the United States. Our services are generally part of the client's corporate strategy and, as a result, we generally work with the senior management of our business clients and their agencies who possess broad budget authority.

     As of December 31, 2001, the Company had a backlog from contracts amounting to approximately $1.1 million that will be recognized as revenue in future periods. This backlog represents the Company's estimates and does not ensure that actual revenues will materialize in this amount. As of December 31, 2000, the Company had a backlog from contracts amounting to approximately $5.9 million. The decline from 2000 to 2001 was caused by a decrease in the number of customers as well as the sale of the consumer network business unit.

Product Development

     We have developed a variety of interactive services including tools for event production and community moderating, chat proxy servers, template systems to support dynamic pages and monitoring and reporting systems. For the years ended December 31, 2001, 2000, and 1999, we incurred research and development expenditures of $3.9 million, $8.0 million, and $4.8 million, respectively.

Competition

     The market for collaborative online meeting, customer support and loyalty marketing services is new and rapidly evolving. Competition across all these areas is intense and is expected to increase significantly in the future. With no substantial barriers to entry, we expect that competition will intensify.

     We believe the primary competitive factors are:

     .    quality and structure of the service offering;

     .    solutions approach and quality of account service;

     .    brand recognition with corporate clients;

     .    user affinity and loyalty;

     .    variety of value-added services;

     .    quality and reliability of service; and

     .    functionality, technology and system infrastructure

     The Company competes with a wide range of other collaborative services companies. LiveWorld believes it provides value to clients through its ability to deliver fully integrated solutions, its ability to provide a structured environment that engages and builds the loyalty of clients' constituencies, its large scale infrastructure, and its proprietary technology as well as its substantial experience working with some of the most valuable brands in the world.

     In the online meetings segment, the Company competes primarily with Yahoo Broadcast (on the fully-produced event side), as well as with PlaceWare and WebEx (on the meeting and collaboration side). The Company believes its advantage is its experience running some of the largest online events ever produced, the scalability of its applications, the pricing structure and ease-of-use of its presentation product, its ability to provide the fully integrated online collaborative solution, its account service orientation and the combined feature set of its services.

     In the discussion board market, LiveWorld competes with numerous companies (such as InfoPop, Prospero, and Centerwheel) whose products may (or may not) include comparable scalability and breadth of features. LiveWorld's primary differentiator in this arena is frequently its ability to customize client needs, as well as its ability to provide full management and moderation of the discussion board offering, along with a variety of other related collaborative services under the auspices of only one vendor.

     In the consultation and enterprise knowledge-sharing arena, LiveWorld competes most often with Participate Systems. In such competition, LiveWorld differentiation derives from its full-service offering at a significantly lower price.

Some of the present and potential competitors of the Company may have greater financial, technical, marketing or personnel resources than the Company. The competitive environment could create a variety of adverse effects, including:

     . We may be unable to increase the number of business clients or maintain that number at historical levels;

     .    We may be unable to retain our business;

     . Competitors may experience greater growth in attracting and retaining business clients than we do as a result of these relationships, which could have the effect of making their services more attractive to clients.

     Any of the foregoing events could negatively affect revenues or result in an increase in costs as a percentage of revenues, either of which could significantly harm the Company's business, financial condition and operating results.

Intellectual Property, Proprietary Rights And Domain Names

     We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, clients, independent contractors, network participants and others to protect our proprietary rights. We strategically pursue the registration of trademarks and service marks in the United States, and have applied for and obtained registration in the United States for "LiveWorld" and "OnNow". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are offered online.

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

     We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our licensees and us. These claims, even if without merit, could cause us to expend significant financial and managerial resources. Further, if these claims are successful, we may be required to change our trademarks, alter our content and pay financial damages, any of which could harm our business.

     We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all and rights granted under any licenses may not be valid and enforceable.

Employees

     As of December 31, 2001, we had a total of 32 employees, all of whom were located in the United States. Of the total, 20 were engaged in product development, programming and production, 9 in sales and marketing, and 3 in general and administrative. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

     In 2000 and 2001 the Company implemented restructuring programs, which included reductions in headcount totaling approximately 90 positions in 2000 and 111 in 2001.

Executive Officers

     The executive officers of the Company and certain information about them are as follows:


Name                   Age  Position

--------------------   ---  ------------------------------------------
Peter H. Friedman      46   Chairman of the Board, President, Chief
                            Executive Officer, Chief Financial Officer
Jenna Woodul           53   Executive Vice President & Chief
                            Community Officer
Chris N. Christensen   41   Senior Vice President of Engineering and
                            Operations

     Peter H. Friedman has served as our Chairman of the Board, President and Chief Executive Officer since he co-founded our Company in April 1996. From 1984 to February 1996, Mr. Friedman worked at Apple Computer, Inc., where he served in multiple roles including as Vice President and General Manager of Apple's Internet/Online Services business unit. In this role, Mr. Friedman managed and grew Apple's AppleLink relationship marketing and support online services, oversaw the launch and growth of eWorld, Apple's consumer online service and a series of Internet-based services such as Salon and Youth Central. Mr. Friedman also held various senior marketing roles at Apple. Mr. Friedman received a MBA degree from The Harvard Business School and a B.A. degree from Brown University.

     Jenna Woodul has served as our Executive Vice President and Chief Community Officer since she co-founded our company in April 1996. From January 1993 to March 1996, Ms. Woodul cultivated the online community for Apple's eWorld, where she directed the Community Center. Ms. Woodul worked at Apple from 1984 to 1988 in Apple's business communications service, AppleLink, as a core member of the team that developed the community-oriented AppleLink Personal Edition, which later became America Online. Ms. Woodul received a M.A. degree from the University of New Mexico and a B.A. degree from Vassar College.

     Chris N. Christensen has served as our Senior Vice President of Engineering and Operations since May 1996. From May 1993 to May 1996, Mr. Christensen served as the Engineering Manager for Apple's Online Services division. Mr. Christensen managed the Macintosh and Windows clients for Apple's eWorld online service. He also wrote the email application for the Newton and worked on the QuickTime plug-in for Macintosh. Prior to his experience at Apple, Mr. Christensen worked at Hewlett Packard for five years. Mr. Christensen received a M.E. degree and a B.S. degree from Rensselaer Polytechnic Institute.

Risk Factors That May Affect Results of Operations and Financial Condition

LiveWorld has incurred losses since its inception and may need additional funding to sustain its operations

     Since inception, LiveWorld has not generated sufficient funds through operations to support its business. Although LiveWorld has taken steps to reduce its costs and increase its revenues, it will likely need to increase revenue, further reduce costs and/or seek outside funding to fully implement its revised business plan. LiveWorld's independent accountants have stated that the Company's cash position and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern. While LiveWorld from time to time evaluates its financing alternatives, including raising funds through debt and equity financing, mergers and/or acquisitions, no commitments for such funding are currently in place. There can be no assurance that LiveWorld will be successful in achieving such additional revenue, further cost reductions and/or debt or equity financing on acceptable terms or at all. If LiveWorld is unable to achieve any or all of these sources of cash it may be forced to cease operation. If LiveWorld is successful in obtaining additional equity financing it will likely result in significant dilution to LiveWorld stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by LiveWorld's current stockholders.

If the recent restructurings of LiveWorld designed to refocus the Company's business on collaborative online services, are not successful, the Company's results of operations may further decline and the Company may be forced to cease operations

     During 2000 and 2001, the Company underwent a series of restructurings and also sold its consumer network business unit so that it could clearly focus LiveWorld as a collaborative online services provider. The Company has also transitioned to a 100% fee-based marketing services model. As a result of these restructurings, the Company reduced its total headcount by 201 employees, or approximately 86% of its total workforce as of December 31, 2001. In addition, the sale of the consumer network business contributed to a decrease in LiveWorld's revenues by approximately 60% in 2001. Also, revenue from the retained fee-based collaborative online services declined from 2000 to 2001 by 43%. If the restructurings do not generate sufficient revenues or reduce costs as planned, the Company's operations will suffer and the Company may be forced to cease operations.

LiveWorld may be unable to achieve profitability or generate positive cash flow on a sustained basis and may be forced to cease operations

     LiveWorld incurred net losses including non-cash charges of approximately $25.2 million in 2001, $41.6 million in 2000, $40.1 million in 1999, $15.7 million in 1998, $6.4 million in 1997 and $1.3 million in 1996, and it may be unable to achieve profitability in the future. If the Company continues to incur net losses in future periods, and is unable to grow revenue, reduce costs and /or raise additional financing, it may be unable to achieve one or more key elements of its strategy, including the following:

   .  fund ongoing operations;

   .  increase the number of collaborative services clients;

   .  increase its sales activities;

   . adequately inform the market about its product positioning and new products.

     LiveWorld expects to continue to incur significant operating expenditures, and as a result the Company will need to generate significant additional revenues and/or lower costs to achieve and then maintain profitability. As of December 31, 2001, LiveWorld had an accumulated deficit of approximately $130.3 million, including non-cash advertising and promotional charges of $18.6 million. The Company may not achieve profitability and may be forced to cease operations if its revenues are lower than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues.

LiveWorld's involvement with current litigation could adversely affect the operating results of the Company

     LiveWorld has initiated legal action against two parties. The most significant matter is litigation initiated by LiveWorld surrounding agreements with a subsidiary of myESP related to the sale and operation of LiveWorld's former Consumer Networking business unit, Talk City, to myESP. LiveWorld is seeking payments due to it from myESP under an operating agreement, an asset purchase agreement and a loan and security agreement. LiveWorld is also seeking to recover monetary damages, legal fees and in lieu of full payment of monies due, the ability to reclaim the assets and business sold to myESP. myESP filed counterclaims against LiveWorld and subsequently filed for Chapter 11 bankruptcy. LiveWorld has also initiated litigation against a former customer, MatchNet PLC, to collect on fees owed to it under contractual arrangements. While LiveWorld believes it will prevail in all of these legal actions, there can be no guarantee that LiveWorld will prevail, that LiveWorld will collect any money or recover any assets or even recover its legal expenses associated with these actions. Further, while LiveWorld believes that myESP's counterclaims are baseless and without merit, there can be no guarantee that LiveWorld will not incur liabilities associated with these claims that may be material to LiveWorld. The cost of litigation, if not successful, diversion of management time and focus, and possibly other expenses associated with the ongoing operations of Talk City, for which the Company may not be reimbursed, could materially adversely affect the financial position, results of operations and cash flows of the Company. In addition, we may not prevail in any of these matters and if we do prevail we may be unable to collect any judgments. See Item
3. Legal Proceedings.

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

LiveWorld's growth will depend on its ability to increase its online collaborative services revenues

     LiveWorld has derived, and will continue to derive, its revenues from the sale of collaborative online services. If the Company does not continue to develop collaborative online services revenues, its revenues may not meet its expectations or may decline and LiveWorld will need to revise its revenue and cost models to reflect this. The Company's growth and future success will depend on its ability to increase the number of its collaborative online services clients, expand its collaborative online services offerings, effectively implement these services and increase the average revenue per project and per client. LiveWorld's ability to generate significant collaborative online services revenues will also depend, in part, on its ability to create new collaborative online services offerings without diluting the value of its existing programs. Increasing online collaborative services may also prove to be more expensive and time consuming than anticipated causing our business to suffer.

Fluctuations in quarterly operating results may cause the stock price to decline

     The Company's operating results in one or more future quarters may be below the expectations of its investors, and as a result the price of its common stock could decline. LiveWorld expects that its quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

     .    general economic conditions;

     .    its dependence on increased online collaborative services revenues;

     .    the length of its sales cycle;

     .    its ability to increase its base of business clients

     .    management of growth; and

     . potential technical difficulties or system down time affecting the Internet generally or the Company specifically.

     These factors are described in more detail in the risk factors described below. Many of these factors are beyond the Company's control.

The Company's results of operations could be adversely impacted because of the outstanding options to purchase the Company's common stock

     The Company has issued stock options, which result in stock-based compensation expense and variable award accounting. In 2001 the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. In January 2002, the Company repriced the options again. Under variable award accounting, compensation expense is remeasured for these options at each balance sheet date until they are exercised, expire or are cancelled. The amount of these charges could increase over prior years, depending on the movement of the Company's stock price. The accounting impact of these charges could be significant. See Management's Discussion and Analysis- Stock Based Compensation Expense

Current and potential competitors could decrease LiveWorld's market share and harm its business

     Increases in the number of Internet companies competing for the attention and spending of business could result in price reductions, reduced margins or loss of market share, any of which could decrease LiveWorld's revenues and contribute to the Company not achieving profitability and failing. The barriers to entry in the Internet collaborative services market are low and the Company expects the number of its competitors to increase. Companies that provide services that may compete with the our services are online services or Web sites that produce collaborative online services, such as online meetings and presentations, customer support services and loyalty marketing services such as live events, market research or customized community solutions, including WebX, Inc., PlaceWare, Yahoo Broadcast, Prospero, InfoPop, PeopleLink and
Participate Systems.

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

     .    client budgetary constraints;

     .    client internal acceptance reviews;

     . the success and continued internal support of clients' own development efforts; and

     . the possibility of cancellation or delay of projects by business clients.

     The length and uncertainty of its sales cycle also may harm its billing and collection efforts. The length of the sales cycle might prevent the Company from rendering its services on a more accelerated basis, which slows its cash flow and reduces its ability to fund the expenditures the Company incurs during the sales cycle.

LiveWorld depends on the clients of its collaborative online services. If its clients become dissatisfied or do not become engaged with its services, the Company would need to increase its expenditures for these activities

     Loss of its clients and/or failure to increase its number of clients will hurt the Company's efforts to generate increased revenues. LiveWorld's clients may also become dissatisfied with its services if the Company experiences system failures or does not maintain its structured environment, attract quality business clients, or continually upgrade its software functionality.

LiveWorld's growth will depend upon the acceptance of the Internet as an attractive medium for its collaborative online services clients

     LiveWorld's current and potential business clients must accept the Internet as an attractive and sustainable substitute medium for the traditional methods to which they are accustomed. The market for collaborative online services may not continue to develop and may not be sustainable. The Internet, as a collaborative online services solution, has not been available for a sufficient period of time for the Company to gauge its effectiveness as compared with traditional methods, such as trade shows, phone and mail surveys and video conferencing.

LiveWorld depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated environment

     LiveWorld depends on its network of trained community leaders and moderators for the Company's online marketing services, which consisted of hundreds of individuals as of December 31, 2001, to draw its users into the services LiveWorld operates for its clients and maintain its structured and moderated environment. Many of its trained community leaders and moderators are volunteers. These people volunteer because they like to meet and help people from all over the world, enjoy the recognition they receive in a "leadership" position and generally have fun participating in such a novel form of communication. As the Internet evolves and online communication becomes more common, the Company's trained community leaders and moderators may view moderating as less exciting or less of a novelty than it is now. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its services, could require the Company to implement new programs to build engaged audiences for its clients and by which to maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources, which would increase its operating expenses.

LiveWorld's paid moderators could be viewed as employees rather than independent contractors, which could subject the Company to adverse tax and employee benefit consequences

     LiveWorld treats its paid moderators, consisting of approximately 250 individuals as of December 31, 2001, and a larger number in previous years, as independent contractors. The Company's paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. Laws governing the distinction between independent contractors are not entirely clear, and some jurisdictions may rule that the Company's paid moderators are employees rather than independent contractors. If this happens, the Company could be subject to substantial tax and employee benefit liabilities as well as other penalties.

LiveWorld's volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

     At December 31, 2000, the Company had active volunteer community leaders for its former consumer network unit, consisting of approximately 900 individuals. The Company's consumer network business unit was sold in 2001, and these volunteers are not involved with the Company's remaining online marketing business. However, if these individuals were viewed as employees, LiveWorld could be subject to payment of back wages and other penalties, and its operating expenses could substantially increase. Previously, former volunteers of America Online/Time Warner filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

LiveWorld's chief executive officer and chief community officer are critical to its business and they may not remain with the Company

     LiveWorld's future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, and Jenna Woodul, its Chief Community Officer. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul and the Company does not maintain any key person life insurance policies.

LiveWorld must continually attract and retain its sales, engineering and other key personnel or the Company will be unable to execute its business strategy

     LiveWorld's future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering and other key personnel. Competition for such personnel is at times, intense in the Internet industry, especially in the Silicon Valley, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

LiveWorld may be unable to consummate potential acquisitions or investments or successfully integrate them with its business, which could slow its growth strategy

     As part of its strategy to expand its collaborative online services if resources permit, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. LiveWorld may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, in part due to the low market price if its stock, which could harm the Company's growth strategy. If LiveWorld does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired services, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees, and increase its expenses.

System failures or slow downs would harm the Company's reputation and thus reduce its attractiveness to its current and future business clients, users, network participants and advertisers

     System failures would harm the Company's reputation and reduce its attractiveness to clients. LiveWorld's ability to attract potential business clients will depend significantly on the performance of its network infrastructure. In addition, a key element of its strategy is to effectively perform its collaborative online services for its business clients in order to increase the usage of its collaborative online services by business clients. Increased usage of the Company's collaborative online services could strain the capacity of its infrastructure, resulting in a slowing or outage of its services and reduced traffic to its clients' Web sites. LiveWorld may be unable to improve its technical infrastructure in relation to increased usage of its services. In addition, the Company's users depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

LiveWorld's communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

     A disaster could severely damage the Company's ability to deliver its products and services to its customers. LiveWorld depends on its ability to maintain and protect its facilities, which include communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at facilities in San Jose, California. San Jose is located on or near a known earthquake fault zone. Further, California has experienced power outages due to a shortage in the supply of power within the state, and these outages could increase in frequency as the warm summer months approach. Power outages could interrupt our operations and also the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events, such as computer viruses or electronic break-ins, any of which could disrupt its Web sites. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

LiveWorld must keep pace with rapid technological change and the intense competition of the Internet industry in order to succeed

     LiveWorld's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intense competition in the industry exacerbate these market characteristics. In addition, in recent months many Internet-related companies, similar to LiveWorld, have consolidated or restructured in order to remain competitive within the Internet industry. To succeed, LiveWorld will need to effectively implement its restructuring, integrate the various software programs and tools required to enhance and improve its service offerings and manage its business. Any enhancements or new services or features must meet the requirements of its current and prospective clients and must achieve significant market acceptance. The Company's success also will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services. LiveWorld could also incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes.

LiveWorld depends on third-party software for a variety of services and functions and, if this software does not function properly, the Company would need to purchase new software or develop the software itself, which could cause a temporary disruption in its business.

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

     LiveWorld's ability to deliver its services to its users may also be harmed if other software the Company has purchased from third parties, such as Oracle databases, Microsoft Exchange for real-time chat and Netscape Web Servers, is not reliable or does not function properly.

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

     .    the convergence of traditional channels with Internet commerce; and

     .    taxation and pricing.

If Internet Service Providers become regulated in a manner similar to long distance telephone carriers, Internet growth may slow which would cause the Company's revenues to decrease

     If Internet growth slows due to proposals to regulate Internet service providers in a way similar to long distance telephone carriers, LiveWorld's volume and the demand for its collaborative online services would decline, causing its revenues to decrease further. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

LiveWorld may be subject to liability for publishing or distributing content over the Internet

     LiveWorld may be subject to claims relating to content that is published on or downloaded from its Web sites or its clients' Web sites. The Company also could be subject to liability for content that is accessible from its Web sites through links to other Web sites. Although LiveWorld carries general liability and multimedia liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. In addition, any claims like this, with or without merit, would result in the diversion of its financial resources and management personnel.

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

LiveWorld may be liable for its use or sale of its users' personal information

     LiveWorld currently uses personal information it has collected, about the users of the services it provides to clients, for internal information and to share with the clients to determine how to improve its services, applications and features, and to provide clients with feedback. LiveWorld or its clients may, in the future sell such user information on an aggregate, not individual basis. LiveWorld could be subject to liability claims by its users for misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has previously investigated various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated.

LiveWorld is dependent on the trademark "LiveWorld," and if the Company could not use this mark, it would need to re-implement its Web sites and re-build its brand identity

     LiveWorld is dependent on the trademark "LiveWorld." If the Company were prevented from using this trademark, it would need to re-implement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients, network participants and advertisers. If this were to happen, LiveWorld's operating expenses might substantially increase.

Claims of infringement against LiveWorld of the intellectual property rights of third parties could substantially increase its operating expenses and harm its ability to conduct business

     Other parties may assert claims of infringement of intellectual property or other proprietary rights against LiveWorld, and in fact, the Company has been subject to such claims in the past. These claims, even if without merit, could require the Company to expend significant financial and managerial resources. Furthermore, if claims like this were successful, LiveWorld might be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. The Company also may be required to obtain licenses from others to refine, develop, market and deliver new services. LiveWorld may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. LiveWorld has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by the Company and its licensees.

LiveWorld's stock price may continue to be depressed due to broad economic, market and industry factors beyond its control

     LiveWorld's stock price may continue to be depressed due to a variety of factors, including factors beyond its control. These broad market and industry factors could continue to harm the market price of its Common Stock, regardless of the Company's performance. These factors include:

     . announcements by the Company or its competitors, including the Company's announcement of its restructurings;

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

The low price of our common stock can reduce liquidity for stockholders

     LiveWorld's common stock is currently traded on the over-the-counter bulletin board market, after being delisted from the Nasdaq National Market on May 1, 2001 because its bid price fell below the minimum $1.00. This change makes it more difficult for investors to purchase or sell stock or obtain accurate quotations as to the price of its securities.

     LiveWorld's stock price has traded far below the initial offering price and could remain at this low price, which could affect its ability to acquire other companies, leave it vulnerable to take over attempts and result in securities class action litigation.

     Since LiveWorld's initial public offering ("IPO") in July 1999, the market price of its common stock has generally traded at or significantly below the initial offering price of $12.00 per share, and has traded below $1.00 continuously since October 2000. If the price per share does not increase, the Company's investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of its common stock may hamper the Company's ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leaving it vulnerable to a hostile takeover and result in securities class action litigation.

Item 2. Properties

     Our principal administrative, sales, marketing, product development and programming offices are located in a single facility in Campbell, California of approximately 1,200 square feet held under a sub-lease on a month-to-month basis. We believe that our facilities are sufficient to meet our present needs and that additional space will be available as needed.

Item 3. Legal Proceedings

     LiveWorld has initiated legal action against two parties, MatchNet PLC and a subsidiary of myEsp Corporation ("myESP" and also known as Talk City Inc.). On August 9, 2000, LiveWorld filed litigation against MatchNet PLC in the Superior Court of California in the County of Santa Clara. The Company seeks damages of approximately $1.1 million suffered as a result of the defendants' breach of contract by failing to pay for services rendered and failure to continue to purchase services from the Company. The defendant has filed answers and the discovery is underway. On March 1, 2002, the parties conducted mediation, but the matter was not resolved. No trial date has been set.

     In a second action against myEsp ,the company to whom LiveWorld sold its Consumer Networking business unit (which unit was also called Talk City when it was owned by Liveworld), LiveWorld seeks enforcement of payments of amounts due under an operating agreement, an asset purchase agreement and a loan and security agreement. On January 18, 2002, LiveWorld initiated an arbitration proceeding against myEsp with the American Arbitration Association in San Francisco, California (the "Arbitration"). In the Arbitration, LiveWorld is seeking to collect from myEsp amounts owed and payment for other damages (the total amount which LiveWorld expects to be between $2.0 million and $2.5 million) and to exercise its rights under the purchase agreement to reclaim the assets and business sold to myEsp. On January 25, 2002, LiveWorld filed a lawsuit against myEsp in the Santa Clara, California Superior Court in aid of the Arbitration. LiveWorld is seeking equitable relief from myEsp's breaches of the loan and security agreement, tortious interference with LiveWorld's contractual and prospective business relations, and unfair business practices. On January 29, 2002, myEsp filed a lawsuit against LiveWorld, also in the Santa Clara, California Superior Court. myEsp is requesting a temporary restraining order giving Talk City access to and possession of certain assets and enjoining LiveWorld from interfering with any contract entered into by Talk City. On February 6, 2002, Talk City filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Massachusetts. As a result of the filing of Talk City's bankruptcy petition, the Arbitration and the two California state lawsuits are stayed pursuant to the automatic stay provision of the United States Bankruptcy Code. On February 7, 2002, Talk City filed an "adversary proceeding" against LiveWorld in the bankruptcy case seeking an order that LiveWorld "turnover" to Talk City all Talk City assets in LiveWorld's possession. On February 20, the Bankruptcy Court ordered LiveWorld to provide Talk City with electronic access to certain Talk City assets sufficient to enable Talk City to operate its web site.

     While LiveWorld believes it has meritorious claims in these legal actions, there can be no guarantee that LiveWorld will prevail, that LiveWorld will collect any money or recover any assets or even recover its legal expenses associated with these actions. Further, while LiveWorld believes that myEsp's counterclaims are baseless and without merit, there can be no guarantee that LiveWorld will not incur liabilities associated with these claims. LiveWorld has not recorded any of the receivables related to these claims in its financial statements. However the cost of litigation, if not successful, diversion of management time and focus, and possibly other expenses associated with the ongoing operations of Talk City for which the Company may not be reimbursed, could materially adversely affect the financial position, results of operations and cash flows of the Company.

     We may, from time to time, become party to various legal proceedings in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of fiscal year 2001 no matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     LiveWorld's common stock is traded on the Nasdaq bulletin board over-the-counter market under the symbol "LVWD.OB." The following table sets forth the range of the high and low closing bid prices by quarter as reported on the over-the-counter market since May 1, 2001 and previously on the Nasdaq National Market under the symbol LVWD.


Fiscal year ended December 31, 2000:        High           Low
------------------------------------     ---------      --------
First Quarter                            $   25.88      $   6.00
Second Quarter                                5.63          1.44
Third Quarter                                 2.03          1.19
Fourth Quarter                                1.06          0.16


Fiscal year ended December 31, 2001:        High           Low
------------------------------------     ---------      --------
First Quarter                            $    0.43      $   0.06
Second Quarter                                0.20          0.07
Third Quarter                                 0.16          0.03
Fourth Quarter                                0.05          0.02

     On March 13, 2002, there were approximately a total of 6,200 stockholders of record and beneficial owners of LiveWorld's common stock.

Dividends

     We have never paid cash dividends on our common stock. We intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities

     None.

Use of Proceeds From Sales of Registered Securities

     On July 20, 1999, LiveWorld (then operating under the name of Talk City, Inc.) consummated the IPO of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement"), which was declared effective by the SEC on July 19, 1999 (file number 333-77455). The aggregate offering amount registered pursuant to the IPO was $61.2 million. After deducting the underwriting discounts and commissions of $4,284,000, and the IPO expenses of $1,487,000, the net proceeds from the IPO were approximately $55.4 million.

     From January 1, 2001 through December 31, 2001, LiveWorld has applied proceeds from the IPO as follows: Restructructuring payments: $2.4 million; Purchase of property and equipment $.3 million; and working capital $8.3 million. The foregoing amounts represents the Company's best estimates of its use of proceeds for the period indicated.

Item  6.    Selected  Financial Data

   The following selected financial data should be read in conjunction with our Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                              Years ended December 31,
   (in thousands except per share data)                         2001        2000        1999        1998        1997
                                                              --------    --------    --------    --------    --------
Statement of Operations Data

Revenues:
   Community solution services ............................   $  2,757    $  3,179    $  1,126    $    315    $     25
   Event services .........................................      1,240       3,162         817          32        --
   Market research services ...............................        583       1,709         377         107        --
   Network and syndication services .......................        282       6,792       5,412         999         183
                                                              --------    --------    --------    --------    --------
        Total revenues ....................................      4,862      14,842       7,732       1,453         208
Cost of revenues ..........................................      6,485      16,093       8,941       3,568       2,352
                                                              --------    --------    --------    --------    --------
           Gross margin (loss) ............................     (1,623)     (1,251)     (1,209)     (2,115)     (2,144)
Operating expenses:
   Product development ....................................      3,885       7,952       4,751       1,460         911
   Sales and marketing ....................................      2,262      15,292      19,558       7,023       2,701
   General and administrative .............................      6,047      11,991       5,691       1,804         974
   Restructuring charges ..................................      2,385       1,237        --          --          --
   (Gain) loss on minority investment .....................       (250)      3,000        --          --          --
   Noncash advertising and promotional charges ............      2,171       2,388      11,162       2,890        --
    Loss on sale of assets of business unit ...............      1,792        --          --          --          --
    Impairment of fixed assets ............................      3,025        --          --          --          --
   Amortization and impairment of goodwill ................      2,733         684        --          --          --
                                                              --------    --------    --------    --------    --------
        Total operating expenses ..........................     24,050      42,544      41,162      13,177       4,586
                                                              --------    --------    --------    --------    --------
        Loss from operations ..............................    (25,673)    (43,795)    (42,371)    (15,292)     (6,730)
Interest income (expense), net ............................        444       2,159       2,264        (367)        339
                                                              --------    --------    --------    --------    --------
        Net loss ..........................................    (25,229)    (41,636)    (40,107)    (15,659)     (6,391)
Accretion of redeemable convertible preferred
                                                              --------    --------    --------    --------    --------
   stock and warrants .....................................       --          --           159         558          38
                                                              --------    --------    --------    --------    --------
        Net loss applicable to common stockholders ........   $(25,229)   $(41,636)   $(40,266)   $(16,217)   $ (6,429)
                                                              ========    ========    ========    ========    ========
Net loss per share:
   Basic and diluted ......................................   $  (1.00)   $  (1.69)   $  (3.14)   $  (4.92)   $  (2.10)
   Weighted average shares ................................     25,199      24,704      12,840       3,295       3,068


   (in thousands)                                                                As of December 31,
                                                                2001        2000        1999        1998        1997
                                                              --------    --------    --------    --------    --------
Balance Sheet Data
Cash, cash equivalents and short-term investments .........   $  3,402    $ 13,969    $ 53,553    $ 14,437    $  2,055
Working capital ...........................................      2,926      12,588      50,761      13,493       1,844
Total assets ..............................................      5,861      34,779      74,527      18,490       2,811
Long-term obligations, net of current portion .............       --            21         107         273
Redeemable convertible preferred stock and warrants .......       --          --          --        38,973      10,081
Total stockholders' equity (deficit) ......................      4,582      29,703      66,323     (22,463)     (7,669)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use the words "anticipate", "estimate", "project", "intend", "expect", "plan", "believe", "should", "likely" and similar expressions, we are making forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events and include our statements regarding our expectations or beliefs that cost of revenues, product development expenses, sales and marketing expenses, will decrease in absolute dollars as a result of cost savings pursuant to the restructurings; general and administrative expenses will stay flat or decrease slightly in absolute dollars; our ability or inability to fund our operations and continue as a going concern; and our cost flows are not expected to be positive in the future. Actual results could differ materially up, down or otherwise from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not necessarily limited to: whether we will continue to incur significant losses and our ability to generate sufficient revenues to provide cash for operations; our ability to grow our business; the success of our recent restructuring; and the feasibility of securing additional financing and the resultant possible shareholder dilution. In addition to the foregoing, please see the section of this report entitled "Risk Factors That May Affect Results of Operations and Financial Condition" for a description of those factors that might cause actual results to differ from those projected in the forward-looking statements herein.

Overview

     LiveWorld, Inc. is a provider of collaborative services for online meetings, customer support and loyalty marketing solutions for Fortune 1000 Companies. LiveWorld helps these companies interact with and support their customers and employees, resulting in lower costs, increased revenue and stronger customer relationships. Our operating activities have primarily been focused on: o developing our portfolio of collaborative online services; o building sales momentum and developing programs to market the LiveWorld brand name o developing a comprehensive computer software and hardware infrastructure;
o recruiting personnel; and o raising capital.

     From the time of our initial public offering in July 1999, our Company experienced high growth of our revenues through 2000. Starting in the first quarter of 2001 our revenues started to decrease due to declines in both the general economic conditions and interest in Internet services. During late 2000 and 2001 we took a number of steps to redirect the focus of our business to a fee-based marketing services model and have restructured our organization to reflect this focus. As part of this process, in May 2001 we sold Talk City, our Consumer Network business unit and associated website, which resulted in a loss on the sale and a elimination of the consumer networking and syndication services source of revenue. In addition, LiveWorld underwent a series of restructurings in 2000 and 2001, which included headcount and salary reductions, cancellation of its long-term lease and relocation of its offices to a smaller facility and the write-down of fixed assets.

     Total revenues were $4.9 million in 2001, $14.8 million in 2000 and $7.7 million in 1999. Total revenues decreased $9.9 million from 2000 to 2001 with $6.5 million of the decrease due to the Company exiting the consumer network and syndication services business in 2001. Additionally, the remaining online marketing services business decreased by $3.4 million, or 42%, due to decreases in the number of business clients and decreases in the amount of their purchases.

     Over the course of 2001 we reduced our headcount by approximately 111 persons and reduced employees salaries in across the board salary cuts in the range of 10% to 32%. Salaries of executives at the level of Vice Presidents and above were reduced in the range of 20% to 32%. The Company reduced the salary of its Chairman & Chief Executive Officer by 32%. As part of this process, in 2001 we incurred restructuring charges of $0.9 million for employee severance payments and $1.5 million for lease termination fees. As part of the restructurings in 2001, the Company recorded a loss on the impairment of fixed assets of approximately $3.0 million, representing the reduction in carrying values of fixed assets to their estimated fair value. Substantially all liabilities related to these restructurings were paid as of December 31, 2001.

Recent Quarterly Results

     Our net loss for the fourth quarter of 2001, was $3.3 million, compared to $4.6 million in the third quarter, $10.0 million in the second quarter and $7.3 million in the first quarter of fiscal 2001. During the fourth quarter, our net loss, before certain unusual items (unusual items are comprised of restructuring charges, (gain) loss on minority investment, non-cash advertising and promotional charges, loss on sale of assets of business unit, impairment of fixed assets, and amortization and impairment of goodwill), was $0.7 million. This compares to $2.0 million, $4.7 million, and $8.7 million in the previous three quarters.

     The Company has continued to decrease its expenses (cost of services and operating expenses calculated before considering restructuring charges and non-cash items, such as noncash advertising, gain or loss on minority interest, losses on sale or impairment charges on fixed assets and amortization and impairment of goodwill) during the last six quarters. For example, these expenses were $13.4 million for the second quarter of 2000 and $ 12.6 million for the fourth quarter of 2000. In 2001 these expenses were $7.8 million, $6.0 million, $3.1 million and $1.8 million in the first, second, third and fourth quarters. These decreases were primarily a result of lowering expenditures through restructurings and an aggressive approach to cost management and, also in part to a decrease in revenue.

     The Company believes that the decreases in expenses and losses reflect management's aggressive approach to cost and cash management, including expense management, cost reductions, collections and notably the termination of the lease for its former headquarters building. However, these events and results cannot necessarily be taken as an indicator of results for future quarters.

     Because of extreme uncertainty in the market we cannot predict the amount of our future revenues nor resulting cash flows. However, we do not currently expect positive cash flows from operations in the near future.

Revenues and Expenses

     To date, substantially all of our revenues have been derived from the sale of collaborative online services and, until May 2001, when we sold our consumer network business unit, also from advertising and sponsorships. Our collaborative online services include online meetings and presentations, customer support programs and loyalty marketing programs. These services help businesses develop and expand online relationships with customers, suppliers and employees. Revenues derived from collaborative marketing services are recognized ratably over the term of the contract period, which coincides with when the services are performed, provided that the collection of the receivable is probable.

     Our consumer network business, which was sold in May 2001, included revenues from both advertising and sponsorships revenues. Advertising revenues generally came from short-term banner advertisement contracts. Sponsorship revenues came from contracts under which we offered a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Advertising and sponsorship revenues were recognized in the period in which the advertisement was displayed or the sponsorship event was run, provided that no significant obligations remain. In some cases, where we contracted with third party sales representative firms to sell advertising revenues, we recognized revenues net of the commissions paid.

     Cost of revenues include payroll and related expenses associated with content and production personnel who conduct collaborative online market services. Also included are moderator costs, Internet communication charges and server-related costs to support our Web services.

     Operating expenses consist primarily of product development, sales and marketing, general and administrative and interest expenses. Product development expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to software development, quality engineering and product marketing. Sales and marketing expenses consist primarily of advertising and promotion costs, salaries, commissions and other related costs of internal sales and marketing personnel and program expenses, public relations costs and other marketing expenses. General and administrative expenses consist of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, human resources, facilities, insurance, legal and fees for other professional services.

     Sales and marketing expenses exclude non-cash advertising and promotional charges related to our past advertising on the NBC television network and in media properties owned by Hearst along with promotional services attributable to the operating agreements with NBC. These advertising activities were paid for through non-cash in-kind investments. This in-kind program included $7.2 million of television commercials and print ads valued at rates discounted from the rate card incurred from 1998 through 2001. These amounts were determined based on the fair value of our common stock and warrants exchanged for the services received.

     We incurred net losses of $25.2 million in 2001, $41.6 million in 2000, $40.1 million in 1999, $15.7 million in 1998, and $6.4 million in 1997. These losses include non-cash advertising and promotional charges of $18.6 million through December 31, 2001. At December 31, 2001, we had an accumulated deficit of $130.3 million. We anticipate that we will incur additional operating losses for the foreseeable future.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the financial statements in the Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, restructuring costs and other special charges. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

     The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. If the proceeds from the subsequent disposal of these assets are lower than this reported amount additional losses would be incurred.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our results of operations:


                                                                    Year Ended December 31,
                                                                    2001     2000     1999

Revenues:
     Community solution services                                    57 %     21 %       15%
     Event services                                                   26       21       10
     Market research services                                         12       12        5
     Consumer network and syndication services                         5       46       70
                                                                   -----    -----    -----
        Total revenues                                               100      100      100
Cost of revenues                                                     133      108      116
                                                                   -----    -----    -----
        Gross margin                                                 (33)      (8)     (16)
Operating expenses:
     Product development                                              80       54       61
     Sales and marketing                                              47      103      253
     General and administrative                                      124       81       74
     (Gain) loss on minority investment                               (5)      20     --
     Restructuring charges                                            49        8     --
     Noncash advertising and promotional charges                      45       16      144
        Loss on sale of assets of business unit                       37     --       --
        Impairment of fixed assets                                    62     --       --
     Amortization and impairment of goodwill                          56        5     --
                                                                   -----    -----    -----
        Total operating expenses                                     495      287      532
                                                                   -----    -----    -----
            Loss from operations                                    (528)    (295)    (548)
Interest income (expense), net                                         9       14       29
                                                                   -----    -----    -----
            Net loss                                                (519)    (281)    (519)
Accretion of redeemable convertible preferred stock
   and warrants                                                     --       --          2
                                                                   -----    -----    -----
Net loss applicable to common stockholders                          (519)%   (281)%   (521)%
                                                                   =====    =====    =====

Years Ended December 31, 2001, 2000 and 1999

     Revenues. Total revenues were $4.9 million in 2001, $14.8 million in 2000 and $7.7 million in 1999. Overall, total revenues decreased 67% from 2000 to 2001. Community solution services revenues were $2.8 million, or 57% of total revenues, in 2001, $3.2 million, or 21% of total revenues, in 2000 and $1.1 million, or 15% of total revenues, in 1999. Event services revenues were $1.2 million, or 26% of total revenues, in 2001, $3.2 million, or 21% of total revenues, in 2000, and $0.8 million, or 10% of total revenues, in 1999. Market research revenues were $0.6 million, or 12% of total revenues, in 2001, $1.7 million, or 12% of total revenues, in 2000, and $0.4 million, or 5% of total revenues, in 1999. Consumer network and syndication revenues were $0.3 million, or 5% of total revenues in 2001, $6.8 million, or 46% of total revenues in 2000 and $5.4 million, or 70% of total revenues in 1999. This decrease in 2001 was due primarily to the Company exiting the consumer network and syndication services business in May 2001. Additionally, the remaining online collaborative services business decreased in 2001 due to decreases in the number of business clients and decreases in the amount of their purchases. The increase in revenues from 1999 to 2000 was due to increases in the number of business clients and advertisers, as well as increases in our user volume and expansion of our consumer and online marketing service offerings. While consumer network and syndication revenues increased for the 2000 year, as compared to 1999, consumer networking and syndication revenues declined sequentially from the quarter ended March 31, 2000 through the quarter ended December 31, 2000. Revenues from online collaborative marketing services declined in each of the four quarters in 2001 and we expect such revenues in the near future to be flat or decline. However given the volatility of the current economic environment we cannot predict and cannot give financial guidance regarding increases or decreases in future revenue.

     Cost of Revenues. Cost of revenues were $6.5 million, or 133% of total revenues, in 2001, $16.1 million, or 108% of total revenues, in 2000 and $8.9 million, or 116% of total revenues, in 1999. The decrease in absolute dollars by $9.6 million from 2000 to 2001 is primarily due to lower personnel-related cost resulting from headcount reductions and compensation reductions that were part of the recent restructurings. In addition, the Company had lower expenses of $0.4 million associated with a decrease in focus group recruitment and participation, a decrease of $2.4 million in hosting fees, a decrease of $0.7 million in partner expenses and a decrease of $1.8 million in customer service costs. The increase from 1999 to 2000 was due to higher server-related costs associated with conducting additional online events and market research studies of $2.5 million, $1.3 million associated with market research production, $0.9 million attributable to higher online hosting costs, and the balance primarily attributable to personnel cost associated with the production of our services. Cost of revenues, in absolute terms, declined during each quarter of 2001 and we expect cost of revenues in the future to decline because of reduced personnel and reductions in our costs related to the operation of our network.

Operating Expenses:

     Product Development. Product development expenses were $3.9 million, or 80% of total revenues, in 2001, $8.0 million, or 54% of total revenues, in 2000, and $4.8 million, or 61% of total revenues, in 1999. The decrease in absolute dollars in product development from 2000 to 2001 was primarily attributable to lower personnel-related costs as a result of the Company's restructuring and compensation reductions. The increase in absolute dollars in product development from 1999 to 2000 was primarily attributable to an increase in personnel and recruiting-related cost to support the development and broadening of our line of products. Product development expenses as a percentage of total revenues increased in 2001 due to the reduction in the revenue base. We expect product development expenses to decline in the future because of the personnel reductions.

     Sales and Marketing. Sales and marketing expenses were $2.3 million, or 47% of total revenues, in 2001, $15.3 million, or 103% of total revenues, in 2000, and $19.6 million, or 253% of total revenues, in 1999. The decrease in sales and marketing expenses from 2000 to 2001 was due to several factors which included a decease in sales and marketing personnel resulting from the Company restructuring, a reduction of $1.6 million in commission expense, other compensation reductions, a decrease in advertising expense in the amount of $4.6 million, a decrease in travel of $0.4 million and a decrease of $0.2 million in facilities related charges. The decrease in sales and marketing expenses from 1999 to 2000 was primarily attributable to a decrease of approximately $7.0 million associated with advertising, partially offset by an increase in sales and marketing personnel and commission-related costs of $1.9 million and an increase of $0.5 million in facilities related charges as we expanded our sales force. Sales and marketing expenses as a percentage of total revenues decreased in all periods due to the reduction of personnel associated with the restructuring costs and a decrease in advertising and other costs. We expect marketing and sales to decline in the future due to the reductions in sales volume, personnel and reduced advertising spending.

     General and Administrative. General and administrative expenses were $6.0 million, or 124% of total revenues, in 2001, $12.0 million, or 81% of total revenues, in 2000, and $5.7 million, or 74% of total revenues, in 1999. The decrease in general and administrative expenses from 2000 to 2001 was primarily due to lower personnel costs resulting from the headcount reduction that was a part of the recent restructuring and compensation reductions. The decrease in expense also included lower facilities related expense of $1.5 million and a reduction in bad debt expense of $1.2 million. Additionally there was a decrease in other compensation of $0.6 million and stock compensation reductions of $0.3 million. The increase in general and administrative expenses from 1999 to 2000 was primarily due to costs of $2.6 million associated with moving the corporate headquarters, an increase in the allowance for doubtful accounts of $1.5 million, increased personnel costs of $1.2 million and increased costs of $1.0 million incurred in operating as a public company for the entire year in 2000. We expect that general and administrative expenses will remain constant or decrease slightly in absolute dollars in the future due to the reductions in personnel and level administrative costs. The amount of general and administrative expenses could be affected by legal costs associated with pending litigation.

     Stock Based Compensation Expense- The Company has issued stock options which have resulted in stock-based compensation expense and beginning in 2001, variable award accounting. Total stock-based compensation expense was a credit of $0.1 million in 2001, due to cancellation of unvested options for terminated employees and advisors, and was a charge of $0.2 million and $0.8 million in 2000 and 1999, respectively. In 2001 and in January 2002, the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. Under variable accounting, compensation expense is remeasured for unvested options at each balance sheet date until they are exercised, expire or are cancelled. The amount of compensation charges could increase over prior years, depending on the movement of the Company's stock price. The accounting impact of these charges could be significant. For example, for every $0.01 increase in the stock price, the total compensation charge would be approximately $40,000. Thus, if the stock price were to increase by $0.5 per share, the total charge would be approximately $2.0 million.

     Noncash Advertising and Promotional Charges. The Company incurred charges of $2.1 million, or 45% of total revenues, for 2001, $2.4 million, or 16% of total revenues, for 2000 and $11.2 million, or 144% of total revenues, in 1999 representing non cash in-kind expenses associated with the advertising and operating agreements with NBC and Hearst. All non-cash in-kind investments were fully amortized as of June 2001.

     Restructuring. During 2001 the Company underwent significant restructurings including reductions in headcount to reduce its operating expenses and cash spending and to increase its focus on its collaborative services business. In March 2001, the Company underwent a restructuring of operations to recognize changes in the economic environment and to complete its transition to a 100% fee-based marketing service model, including a reduction in total headcount of 40 employees or a reduction of 30%. In May 2001, the Company announced a further restructuring and reduced headcount by 21 employees or 25% of the workforce. In July 2001, Live World further reduced headcount by 25 employees or approximately 40% of its workforce. In August 2001, the Company further reduced its headcount by 25 employees. Non-personnel spending was also substantially reduced in each of these restructurings and in the fourth quarter of 2001, the Company negotiated an end to its multi-year lease on the 60,000 square foot corporate headquarters. The 2001 Statement of Operations includes a charge of $2.4 million related to these restructurings. Such amounts consist of $0.9 million for employee severance and a $1.5 million charge for termination of the lease on the corporate headquarters in Campbell, CA. Substantially, all liabilities related to these restructurings were paid as of December 31, 2001. Such restructuring charges represent 49% of 2001 revenue. We cannot be certain that additional restructuring expenditures or charges will not be required in the future.

     In June 2000, the Company underwent a restructuring of operations to more clearly focus LiveWorld as a collaborative online services provider. As a result of this restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. In December 2000, the Company underwent a separate restructuring to further align the Company on selling and implementing fee-based services. As a result of the December restructuring, the Company reduced its total headcount by 55 employees, or 30% of the total workforce. The 2000 Statement of Operations includes a charge of approximately $1.2 million related to these restructurings. Such amount consists of approximately $1.1 million for employee severance and other related costs and $0.1 million for the markdown of inventory.

     (Gain) loss on Minority Investment. On December 21, 1999, the Company entered into a Series C Preferred Stock Agreement with SocialNet, Inc. ("SocialNet"), a privately held corporation. The Company purchased 1,554,404 shares of Series C Preferred Stock of SocialNet, representing a 7.6% ownership interest in SocialNet, for $3.0 million. The Company accounted for this investment under the cost method. As of December 31, 2000, management determined that the value of this asset was impaired and wrote-off the entire investment. In 2001, the Company received shares of MatchNet PLC following MatchNet PLC's acquisition of SocialNet. The Company sold these shares in 2001 and recognized a gain of $250,000.

     Loss of Sale of Assets of Business Unit. In 2001, the Company recorded a charge of $1.8 million in connection with the sale of its consumer unit, its web site and the associated server infrastructure.

     Impairment of Fixed Assets. In light of the restructuring that the Company has recently undertaken the Company recorded an impairment charge of approximately $3.0 million in 2001 to reduce the carrying value of certain fixed assets to their estimated fair values. The Company may be required to write-down the value of its assets further as its business changes in the future.

     Interest Income (Expense), Net. Net interest income was $0.4 million, or 9% of total revenues, in 2001, $2.2 million, or 14% of total revenues, in 2000, and $2.2 million, or 29% of total revenues, in 1999. Interest income decreased in 2001 compared to 2000 and 1999 as a result of lower average cash and cash equivalents and investment balances due to the consumption of cash to fund ongoing operations.

     Income Taxes. Management has established a full valuation allowance against its net deferred tax assets because it is more likely than not that sufficient taxable income will not be generated to utilize any deferred tax assets.

Financial Condition

     Our total assets were $5.9 million and $34.8 million at December 31, 2001 and 2000, respectively, representing a decrease of $28.9 million, or 83%. This decrease was primarily due to the use of cash and investments during 2001 to fund ongoing operations. In addition, the following items reduced assets in 2001: (i) prepaid advertising was reduced by $2.2 million; (ii) the Company recorded a charge of $2.7 million related to the impairment of goodwill; (iii) the assets of the Consumer Network business unit were sold at a loss of $1.8 million; and (iv) the Company downsized its workforce and relocated its offices to a smaller facility which resulted in an impairment charge for fixed assets of $3.0 million and a lease termination charge of $1.5 million. As of December 31, 2001, the Company had $3.4 million of cash and cash equivalents and short-term investments, as compared to $14.0 million as of December 31, 2000.

     The accounts receivable balance, net of allowance for doubtful accounts, was $0.4 million and $2.6 million as of December 31, 2001 and 2000, respectively, representing a decrease of $2.2 million, or 83%. This decrease was principally a result of an increase in the allowance for doubtful accounts and a reduction in sales revenue. Days sales outstanding, or DSO, in accounts receivable was 113 days and 101 days as of December 31, 2001 and 2000, respectively. We expect DSO will decrease in future quarters because our collection efforts will remain aggressive; however they could increase if our revenues decline at a faster rate than our receivables.

     Our total current liabilities were $1.3 million and $5.1 million as of December 31, 2001 and 2000 respectively, representing a decrease of 75%. This decrease consists primarily of a decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to decreases in balances associated with: the termination of office leases; moderator expenses, due to reduction in community solution services revenue; and expenses due to the reduction in personnel and departmental costs such as advertising, public relations, and other compensation. The decrease in deferred revenues at December 31, 2001 was due to reduction in the level of revenues and reduction of deferred revenue deemed un-collectable.

Liquidity and Capital Resources

     Since our inception in April 1996, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering in July 1999 and, to a lesser extent, through equipment financing. As of December 31, 2001, we had approximately $1.6 million in cash and cash equivalents and approximately $1.8 million in short-term investments for a total of approximately $3.4 million in cash and cash equivalents and short-term investments. Our independent accountants have stated, in their opinion to our financial statements, that the Company's cash position and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern. For the Company to sustain operations over the next year, it will need to increase revenues, further reduce expenses and/or raise additional funds. Any of these conditions may not be attained which could force the Company to cease operations.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to marketing and selling our services, brand promotions and other factors. From inception through the middle of 2000 we experienced substantial increases in our expenditures consistent with growth in our operations and personnel. From the middle of 2001, we experienced substantial decreases in our expenditures as a result of multiple restructurings of the business.

     We will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products. We may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

     Net cash used in operating activities was approximately $13.8 million, $32.3 million and $25.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing decreases of $18.5 million, or 57%, from 2000 to 2001, and $7.0 million, or 28% from 1999 to 2000. Cash used in operating activities in 2001 and 2000 was primarily the result of funding ongoing operations.

     Net cash provided by (used in) investing activities was approximately $8.4 million, $23.8 million and ($44.9) million for the year ended December 31, 2001, 2000 and 1999 respectively, representing decreases of $15.3 million or 64%, from 2000 to 2001. Our investing activities in 2001 consisted primarily of the purchase and sale of short-term investments.

     Net cash used in financing activities was approximately $62,000 during 2001. Financing activities provided $1.4 million and $75.6 million for the years ended December 31, 2000 and 1999, respectively. Net cash used for financing in the year ended December 31, 2001 was due primarily to the repayment of notes payable. In 2000 financing activities were primarily the result of proceeds from the issuance of common stock from the exercise of stock options and warrants partially offset by the repayment of notes payable. In the year ended December 31, 1999, financing activities consisted primarily of net proceeds of approximately $20 million from the private placement of preferred stock and approximately $55.4 million from our initial public offering of common stock partially offset by principal payments on notes payable.

     All operating leases for rent of facilities are for periods less than six months.

   In May 1998, we obtained an equipment line of credit with a financial institution in the amount of $2.0 million. This line of credit is secured by our fixed assets and has a four-year term that expires in April 2002. As of December 31, 2001, the amount outstanding under this line of credit was $21,000. The company has no present plans to renew the line of credit.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations ("SFAS 141")." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The adoption of this standard did not impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." ("SFAS 142") This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. The Company will adopt SFAS 142 effective January 1, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ("SFAS 144") This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 effective January 1, 2002. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     As of December 31, 2001, the Company did not have any debt securities subject to high market risk. The Company has a $1.8 million certificate of deposit with an interest rate of 5.54%, which matured on February 8, 2002. Upon maturity, the Company plans to reinvest the proceeds into short-term investment account.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Independent Auditors' Report 31 Balance Sheets as of December 31, 2001 and 2000      31
Statements of Operations for the years ended December 31, 2001, 2000 and 1999        33
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
  (Deficit) for the years ended December 31, 2001, 2000, and 1999                    34
Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999       35
Notes to Financial Statements                                                        37

                          Independent Auditors' Report

The Board of Directors and Stockholders
LiveWorld, Inc.:

     We have audited the accompanying balance sheets of LiveWorld, Inc. (the "Company"), as of December 31, 2001 and 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LiveWorld, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 13 to the financial statements, the Company's recurring net losses, amounts of cash used in operating activities and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG, LLP

Mountain View, California
March 15, 2002

                                 LiveWorld, Inc.

                                 Balance Sheets
               (in thousands, except share and par value amounts)


                                                                                         December 31,
                                                                                         ------------
                                                                                      2001         2000
                                                                                      ----         ----
Assets
Current assets:

     Cash and cash equivalents .................................................   $   1,602    $   6,989
     Short term investments ....................................................       1,800        6,980
     Accounts receivable, net of allowances of $1,011 and $1,719 in 2001 and 2000, respectively
                                                                                         438        2,580
     Prepaid expenses and other current assets .................................         365        1,094
                                                                                   ---------    ---------
          Total current assets .................................................       4,205       17,643
                                                                                   ---------    ---------
Property and equipment, net ....................................................         737        8,234
Goodwill, net ..................................................................        --          2,733
Other assets, net ..............................................................         919        6,169
                                                                                   ---------    ---------
          Total assets .........................................................   $   5,861    $  34,779
                                                                                   =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable, current portion ............................................   $      21    $      86
     Accounts payable ..........................................................         266        1,085
     Accrued liabilities .......................................................         817        3,138
     Deferred revenue ..........................................................         175          746
                                                                                   ---------    ---------
          Total current liabilities ............................................       1,279        5,055
Notes payable, less current portion ............................................        --             21
                                                                                   ---------    ---------
          Total liabilities ....................................................       1,279        5,076
                                                                                   ---------    ---------
Stockholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized; no shares
     issued and outstanding ....................................................        --           --
     Common stock, $0.001 par value:
        Authorized--100,000,000 in 2001 and 2000
        Issued and outstanding--25,358,874 and 25,127,105 in 2001 and
        2000, respectively .....................................................          25           25
     Additional paid-in capital
                                                                                     134,952      135,196
     Deferred compensation .....................................................         (43)        (223)
     Notes receivable from stockholders ........................................        --           (172)
     Accumulated deficit .......................................................    (130,330)    (105,101)
     Treasury stock, 54,687 common shares at cost ..............................         (22)         (22)
                                                                                   ---------    ---------
          Total stockholders' equity ...........................................       4,582       29,703
                                                                                   ---------    ---------
          Total liabilities and stockholders' equity ...........................   $   5,861    $  34,779
                                                                                   =========    =========

                 See accompanying notes to financial statements.

                                 LiveWorld, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)


                                                                          Years ended December 31,
                                                                          ------------------------
                                                                      2001           2000            1999
                                                                      ----           ----            ----
 Revenues:
      Community solutions services                                 $  2,757       $  3,179      $   1,126
      Event services                                                  1,240          3,162            817
      Market research services                                          583          1,709            377
      Consumer network and syndication services                         282          6,792          5,412
                                                                   --------       --------      ---------
           Total revenues                                             4,862         14,842          7,732
 Cost of revenues                                                     6,485         16,093          8,941
                                                                   --------       --------      ---------
 Gross margin (loss)                                                 (1,623)        (1,251)        (1,209)
 Operating expenses:
      Product development                                             3,885          7,952          4,751
      Sales and marketing                                             2,262         15,292         19,558
      General and administrative                                      6,047         11,991          5,691
      Restructuring charges                                           2,385          1,237           --
      (Gain) loss on minority investment                              (250)          3,000           --
      Noncash advertising and promotional charges                     2,171          2,388         11,162
         Loss on sale of assets of business unit                      1,792           --             --
         Impairment of fixed assets                                   3,025           --             --
      Amortization and impairment of goodwill                         2,733            684           --
                                                                   --------       --------      ---------
           Total operating expenses                                  24,050         42,544         41,162
                                                                   --------       --------      ---------
           Loss from operations                                     (25,673)       (43,795)       (42,371)
 Interest income (expense), net                                         444          2,159          2,264
                                                                   --------       --------      ---------
           Net loss                                                 (25,229)       (41,636)       (40,107)
 Accretion of redeemable convertible preferred
    stock and warrants                                                 --             --              159
                                                                   --------       --------      ---------
           Net loss applicable to common
              Stockholders                                         $(25,229)      $(41,636)      $(40,266)
                                                                   ========       ========      =========
 Net loss per share:
      Basic and diluted                                            $  (1.00)      $  (1.69)      $  (3.14)
                                                                   ========       ========      =========
      Weighted average shares                                        25,199         24,704         12,840
                                                                   ========       ========      =========

                 See accompanying notes to financial statements.

              Statements of Redeemable Convertible Preferred Stock
                       and Stockholders' Equity (Deficit)
                      (in thousands, except share amounts)



                                                      Redeemable

                                                      Convertible                              Additional
                                                    Preferred stock           Common stock      paid-in      Deferred
                                                 Shares         Amount     Shares       Amount  capital    Compensation
                                                 ------         ------     ------       ------  -------    ------------

Balances, December 31, 1998................... 10,929,909      $38,973    4,191,666       $4     $1,792       $(598)
Issuance of common stock upon exercise of
stock options and warrants, net of repurchases         --           --      324,994       --        996           --
..
Issuance of convertible preferred stock, net    2,499,884       19,961           --       --         --           --
of $38 issuance costs.........................
Noncash issuance of preferred stock pursuant
to the NBC and Hearst agreements..............  1,350,000       10,261           --       --         --           --
Noncash issuance of preferred stock warrants
pursuant to the NBC agreement.................         --        2,283
Revaluation of warrants related to the NBC             --           30           --       --        886           --
operating agreements..........................
Conversion of convertible preferred stock into (14,779,793)   (71,667)   14,844,710       15     71,652           --
common stock..................................
Proceeds from initial public offering, net of          --           --    5,100,000        5     55,424           --
$5,771 issuance costs.........................
Deferred stock-based compensation related to           --           --           --       --        715        (715)
option grants.................................
Amortization of stock-based compensation......         --           --           --       --         --          763
Accretion attributable to redeemable preferred         --          159           --       --      (159)           --
stock.........................................
Net loss......................................         --           --           --       --         --           --
                                               ----------     --------   ----------    -----   --------        -----
Balances, December  31, 1999..................         --           --   24,461,370       24   $131,306        (550)
Issuance of common stock for acquisition of
Research Connections, Inc.....................         --           --      242,424       --      3,000           --
Issuance of common stock upon exercise of
stock options and warrants, net of repurchases         --           --      477,998        1      1,022           --
..
Proceeds from repayment of stockholders' notes         --           --           --       --         --           --
receivable....................................
Interest income on stockholder notes..........         --           --           --       --         --           --
Forgiveness of stockholder note receivable....         --           --           --       --         --           --
Purchase of treasury stock....................         --           --     (54,687)       --         --           --
Amortization of stock-based compensation......         --           --           --       --      (132)          327
Net loss......................................         --           --           --       --         --           --
                                               ----------     --------   ----------    -----   --------        -----
Balances, December  31, 2000..................         --           --   25,127,105       25    135,196        (223)
Issuance of common stock under stock purchase          --           --      231,769       --         25           --
plan..........................................
Write-down of stockholders' notes.............         --           --           --       --         --           --
Amortization of stock-based compensation......         --           --           --       --      (269)          180
Net loss......................................         --           --           --       --         --           --
                                               ----------     --------   ----------    -----   --------        -----
Balances, December  31, 2001..................         --           --   25,358,874      $25   $134,952        $(43)
                                               ==========     ========   ==========    =====   ========        =====


                                                   Notes

                                                Receivable                                        Total
                                                   from     Accumulated        Treasury Stock  stockholders'
                                               stockholders   Deficit        Shares     Amount   equity
                                               ------------   -------        ------     ------   ------
                                                                                                (deficit)
Balances, December 31, 1998...................    $(303)     $(23,358)        $--        $--    $(22,463)
Issuance of common stock upon exercise of
stock options and warrants, net of repurchases     (689)            --         --         --           307
..
Issuance of convertible preferred stock, net          --            --         --         --            --
of $38 issuance costs.........................
Noncash issuance of preferred stock pursuant
to the NBC and Hearst agreements..............        --            --         --         --            --
Noncash issuance of preferred stock warrants
pursuant to the NBC agreement.................
Revaluation of warrants related to the NBC            --            --         --         --           886
operating agreements..........................
Conversion of convertible preferred stock into        --            --         --         --        71,667
common stock..................................
Proceeds from initial public offering, net of         --            --         --         --        55,429
$5,771 issuance costs.........................
Deferred stock-based compensation related to          --            --         --         --            --
option grants.................................
Amortization of stock-based compensation......        --            --         --         --           763
Accretion attributable to redeemable preferred        --            --         --         --          (159)
stock.........................................
Net loss......................................        --      (40,107)         --         --       (40,107)
                                                  ------     ---------    -------      -----      --------
Balances, December  31, 1999..................     $(992)    $(63,465)         --         --       $66,323
Issuance of common stock for acquisition of
Research Connections, Inc.....................        --            --         --         --         3,000
Issuance of common stock upon exercise of
stock options and warrants, net of repurchases       377            --         --         --         1,400
..
Proceeds from repayment of stockholders' notes       159            --         --         --           159
receivable....................................
Interest income on stockholder notes..........      (49)            --         --         --           (49)
Forgiveness of stockholder note receivable....       333            --         --         --           333
Purchase of treasury stock....................        --            --     54,687        (22)          (22)
Amortization of stock-based compensation......        --            --         --         --           195
Net loss......................................        --       (41,636)        --         --       (41,636)
                                                  ------     ---------    -------      -----      --------
Balances, December  31, 2000..................      (172)     (105,101)    54,687        (22)       29,703
Issuance of common stock under stock purchase         --            --         --         --            25
plan..........................................
Write-down of stockholders' notes.............       172            --         --         --           172
Amortization of stock-based compensation......        --            --         --         --           (89)
Net loss......................................        --       (25,229)        --         --       (25,229)
                                                  ------     ---------    -------      -----      --------
Balances, December  31, 2001..................    $   --     $(130,330)   $54,687      $ (22)     $  4,582
                                                  ======     =========    =======      =====      ========

                See accompanying notes to financial statements.

                                 LiveWorld, Inc.
                            Statements of Cash Flows
                                 (in thousands)


                                                                                Years ended December 31,
                                                                            2001        2000        1999
                                                                           --------    --------    --------
Cash flows from operating activities:
  Net loss .............................................................   $(25,229)   $(41,636)   $(40,107)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ......................................      2,896       4,852       1,140
    Stock-based compensation expense ...................................        (89)        195         763
        Impairment of goodwill .........................................      2,412        --          --
        Loss on sale of property and equipment .........................      1,710        --          --
    Noncash advertising and promotional charges ........................      2,171       2,388      11,162
    Impairment of investment in private company ........................       --         3,000        --
        Impairment of fixed assets .....................................      3,025        --          --
    Provision for accounts receivable allowance ........................        377       1,306         318
    Forgiveness of stockholder receivable ..............................        172         333        --
    Interest on stockholder notes ......................................       --           (49)       --
    Changes in operating assets and liabilities:
      Accounts receivable ..............................................      1,765        (353)     (3,088)
      Prepaid expenses and other current and noncurrent assets .........        729         678      (1,772)
      Accounts payable .................................................       (819)     (2,892)      2,772
      Accrued liabilities ..............................................     (2,321)       (164)      2,982
      Deferred revenue .................................................       (571)         82         609
                                                                           --------    --------    --------
    Net cash used in operating activities ..............................    (13,772)    (32,260)    (25,221)
                                                                           --------    --------    --------
Cash flows from investing activities:

      Purchases of property and equipment ..............................       (323)     (6,713)     (5,839)
            Proceeds from the sale of property and equipment ...........        510        --          --
      Investment in private company ....................................       --          --        (3,000)
      Cash paid for acquisition of Research Connections, Inc. net of
        issuance costs..................................................       --          (417)       --
      Purchases of short-term investments ..............................       --        (7,069)    (48,011)
      Proceeds from sale of short-term investments .....................      6,980      39,530      12,210
            Repayment of notes receivable ..............................        250        --          --
      Other assets .....................................................      1,029      (1,577)       (282)
                                                                           --------    --------    --------
Net cash provided by (used in) investing activities ....................      8,446      23,754     (44,922)
                                                                           --------    --------    --------
Cash flows from financing activities:

      Proceeds from initial public offering, net of issuance costs .....       --          --        55,429
      Proceeds from sale of redeemable preferred stock, net of .........       --          --        19,961
issuance costs
      Proceeds from issuance of common stock from exercise
                of stock options and warrants ..........................         25       1,400         307
      Proceeds from repayment of notes receivable ......................       --           159        --
      Repayment of notes payable                                                (86)       (154)       (139)
      Purchase of treasury stock                                               --           (22)       --
                                                                           --------    --------    --------
Net cash  (used in) provided by financing activities ...................        (61)      1,383      75,558
                                                                           --------    --------    --------
Net (decrease) increase in cash and cash equivalents ...................     (5,387)     (7,123)      5,415
Cash and cash equivalents at beginning of period .......................      6,989      14,112       8,697
                                                                           --------    --------    --------
Cash and cash equivalents at end of period .............................   $  1,602    $  6,989    $ 14,112
                                                                           ========    ========    ========

                                 LiveWorld, Inc.
                      Statements of Cash Flows (continued)
                                 (in thousands)





                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                                  2001     2000     1999
                                                                                  ----     ----     ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .................................... $   11   $   39   $    74
                                                                                ======   ======   =======
  Common stock issuance for acquisition of Research Connections, Inc. ......... $   --   $3,000   $    --
                                                                                ======   ======   =======
  Conversion of redeemable preferred stock to common stock .................... $   --   $   --   $71,667
                                                                                ======   ======   =======
  Accretion of redeemable convertible preferred stock and warrants ............ $   --   $   --   $   159
                                                                                ======   ======   =======
  Common stock issued for notes receivable, net of repurchases ................ $   --   $(377)   $   689
                                                                                ======   ======   =======
  Issuance of stock and warrants for advertising and promotional services ..... $   --   $   --   $13,460
                                                                                ======   ======   =======
  Reclassification of released deposit from other long-term assets to short ... $1,800   $   --   $
                                                                                ======   ======   =======

                 See accompanying notes to financial statements

LiveWorld, Inc.

Notes to Financial Statements

(1)  Description of Business and Nature of Operations

   LiveWorld, Inc. was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. On May 8, 2001, the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc. The Company is a leading provider of online collaborative services for online meeting, customer support and loyalty marketing solutions for Fortune 1000 companies. The Company offers businesses a wide range of services which include: live online meetings and presentations; customer support services including live chat and discussion boards; market research services and consulting services.

(2)  Summary of Significant Accounting Policies

     (a)  Revenue Recognition

          The Company's revenues have been derived primarily from the sale of online marketing services to businesses. In July 2001 the Company sold its consumer network business unit and ceased receiving consumer network and syndication revenues.

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

          Revenues from consumer network services were generally derived from short-term banner advertisement and sponsorship contracts under which the Company offered a combination of custom programming, prominent logo placement, other onsite promotions and additional banner ads. Revenues from consumer network and syndication services were recognized in the period in which the advertisement is displayed, or the event is run, provided that no significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or on a straight-line basis over the term of the contract. In certain instances where the Company contracts with third party sales agents for the sale of advertising, the Company recognized the revenues from such transactions net of the related commission paid to the agent.

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

          Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The fair value of marketable securities approximates their cost. Therefore, no unrealized gain or loss has been recognized. Realized gains and losses have not been material for any period presented.

     (d)  Fair Values of Financial Instruments

          The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and notes payable approximates fair value based on liquidity of these financial instruments or based on their short-term nature. The Company does not have any foreign currency hedging or other derivative financial instruments as of December 31, 2001.

     (e)  Property and Equipment

          Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the equipment, generally three years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ranging from three to six years.

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

     (g)  Advertising and Marketing Expense

          The cost of advertising is expensed as incurred. Advertising costs were $2,306,000, $6,769,000, and $22,606,000, for the years ended December
     31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, these costs included $2,171,000, $2,388,000, and
     $11,162,000, respectively, of non-cash amortization of deferred advertising and promotional charges pursuant to the NBC and Hearst advertising and operating agreements.

     (h)  Income Taxes

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

     (i)  Stock-Based Compensation

          The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method pursuant to Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense is initially measured on the date of grant to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the issuance or sales of common stock. Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. Certain options are subject to variable award accounting and, as such, compensation expense is re-measured at each balance sheet date based on the change in fair value of the common stock.

          The Company accounts for stock-based compensation arrangements with non-employees in accordance with the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, unvested options held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

          Unearned deferred compensation resulting from employee and non-employee option grants is amortized on an accelerated basis over the vesting period of the individual options, generally two to four years in accordance with Financial Accounting Standards Board Interpretation No. 28.

     (j)  Comprehensive Loss

          The Company has no significant components of other comprehensive loss, and accordingly, the comprehensive loss is the same as the net loss for all periods.

     (k)  Net Loss Per Share

          Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive.

     Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):


                                                           Years ended December 31,
                                                           ------------------------
                                                           2001      2000       1999
                                                          -----     -----      -----
      Stock options ...................................   5,941     4,419      1,248
      Unvested common stock subject to repurchase .....    --           5        374
      Preferred and common stock warrants .............     991       991      1,205
                                                          -----     -----      -----
                                                          6,932     5,415      2,827
                                                          =====     =====      =====

     (l)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (m)  Reverse Stock Split and Reincorporation

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

     (n)  Segment Reporting

          The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

     (o)  Concentration of Credit Risk

          Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and trade accounts receivable. The Company maintains its cash and cash equivalents primarily with two domestic financial institutions. From time to time, the Company's cash balances with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

          The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

          The Company's operations and assets are based in the United States, and its revenues have substantially all been earned from customers in the United States. For the year ended December 31, 2001, no single customer represented over 10% of revenues. Revenues from one major customer were $947,000 and $319,000 for the years ended December 31, 2000 and 1999, respectively.

     (p)  Recently Issued Accounting Standards

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." ("SFAS 141") This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The adoption of this standard did not impact the Company's financial statements.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." ("SFAS 142") This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. The Company will adopt SFAS 142 effective January 1, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ("SFAS 144") This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 effective January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial statements.

     (q)  Reclassifications

          Certain reclassifications have been made to the prior years' financial statements to conform to the 2001 method of presentation.

(3)  Financial Statement Components

     (a)  Cash Equivalents and Short-Term Investments

          The following is a summary of cash equivalents and short-term investments as of December 31, 2001 and 2000 (in thousands):


                                                          December 31,
                                                          ------------
                                                         2001      2000
                                                       -------   -------
     Cash and cash equivalents:
          Cash .....................................   $ 1,602   $ 1,320
          Money markets funds ......................      --       1,321
          Commercial paper .........................      --       3,749
          Corporate notes ..........................      --         599
                                                       -------   -------
                                                         1,602     6,989
                                                       -------   -------
     Short-term investments:
          Certificate of deposit ...................     1,800     2,243
          Corporate notes ..........................      --       4,737
                                                       -------   -------
                                                         1,800     6,980
                                                       -------   -------
                                                       $ 3,402   $13,969
                                                       =======   =======

  (b)   Property and Equipment

     Property and equipment consists of the following as of December 31, 2001 and 2000 (in thousands):


                                                               December 31,
                                                            -----------------
                                                             2001      2000
                                                            -------   -------
     Computer equipment and software ....................   $ 1,677   $ 9,254
     Furniture and fixtures .............................        14     1,811
     Leasehold improvements .............................      --       1,130
                                                            -------   -------
                                                              1,691    12,195
     Less accumulated depreciation and amortization .....       954     3,961
                                                            -------   -------
                                                            $   737   $ 8,234
                                                            =======   =======

 (c)  Other Assets

     Other assets consists of the following as of December 31, 2001 and 2000 (in thousands):


                                                                     December31,

                                                                     -----------
                                                                   2001     2000
                                                                  ------   ------
Capitalized in-kind advertising and promotional expense .......   $   --   $2,171
Funds held in escrow ..........................................      781    1,500
Building deposits .............................................        6    2,054
Other assets ..................................................      132      444
                                                                  ------   ------
                                                                  $  919   $6,169
                                                                  ======   ======

          On January 3, 2000, the Company acquired Research Connections, Inc. ("RCI"), an online market research company. The Company paid $500,000 in cash and issued 242,424 shares of its common stock with an approximate fair market value of $3 million in exchange for all the outstanding shares of RCI. In addition, contingent cash consideration of $1.5 million, subject to an employment agreement with the sole shareholder of RCI was placed into an escrow fund and recorded as restricted cash in other assets. The funds are to be released over four years. In the event the shareholder is terminated for cause or voluntarily leaves employment of the Company, then all the remaining cash in the escrow fund will be forfeited to the Company and the shareholder will have no further right to the cash. The Company records compensation expense as the funds are released from escrow. At December 31, 2001 $0.8 million remains in escrow. In 2001 an impairment charge for the remaining goodwill balance arising from the purchase was recorded due to the future cash flows being less than the expected future costs.

     (d)  Accrued Liabilities

          Accrued liabilities consists of the following as of December 31, 2001 and 2000 (in thousands):


                                                          December 31,
                                                        ---------------
                                                         2001     2000
                                                        ------   ------
     Accrued compensation and benefits ..............   $  258   $1,375
     Accrued general and administrative expenses ....      408      562
     Accrued rent ...................................     --        350
     Accrued sales and marketing expenses ...........        8      321
     Accrued moderator expenses .....................       10      300
     Other accrued liabilities ......................      133      230
                                                        ------   ------
                                                        $  817   $3,138
                                                        ======   ======

     (e)  Interest Income (Expense), Net

          Interest income, net consists of the following (in thousands):


                                          Years ended December 31,
                                        -----------------------------
                                         2001       2000       1999
                                        -------    -------    -------
     Interest income ................   $   458    $ 2,213    $ 2,341
     Interest and other expense .....       (14)       (54)       (77)
                                        -------    -------    -------
                                        $   444    $ 2,159    $ 2,264
                                        =======    =======    =======

(4)  Notes Payable

     The Company has a note payable to a financial institution due in April 2002. The Company's fixed assets secure the note. As of December 31, 2001 and 2000, $21,000 and $107,000 respectively, was outstanding under this agreement with the principal amount due in monthly installments. These amounts bear interest at a fixed rate of approximately 20%.

(5)  Capitalization

     (a)  Redeemable Convertible Preferred Stock

          A summary of redeemable convertible preferred stock issued by the Company since inception follows:


                                   Noncumulative     Liquidation       Redemption
                        Shares       dividend         preference          price
                        issued       per share         per share        per share
                        ------       ---------         ---------        ---------
     Series A ......     150,000   $        0.16    $        2.00    $        2.00
     Series A1  ....     350,000            0.16             2.00             2.00
     Series B ......   3,294,785            0.22             2.80             2.80
     Series C ......     384,615            0.38             4.68             4.68
     Series D ......   8,100,509            0.32             4.00             4.00
     Series E ......   2,499,884            0.32             8.00             8.00
                      ----------
                      14,779,793

                      ==========

          Each share of the Series A, A1, B, D and E redeemable preferred stock was convertible into common stock at a rate of 1.00 share of common stock for one share of preferred. Pursuant to antidilution adjustments, the Series C Stock was convertible at a rate of 1.17 shares of common stock for 1 share of Series C Stock. The redeemable preferred stock automatically converted to common stock upon completion of the Company's public offering of common stock in July 1999.

          No dividends have been declared or paid on either the preferred stock or common stock since inception of the Company.

          (b)  Common Stock

          The Company completed its initial public offering of approximately 5.1 million shares of common stock, including 100,000 shares of the underwriters over-allotment option, in July 1999 and raised approximately $55.4 million, net of offering costs of $5.8 million.

          (c)  Stock Option Plans and Employee Stock Purchase Plan

          The Company's 1996 Stock Option Plan provides for stock options to be granted to employees, independent contractors, officers, and directors. Options are generally granted at an exercise price which approximates 85% to 100% of the estimated fair market value per share at the date of grant, as determined by the Company's Board of Directors. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options issued prior to year 2001, generally had a vesting schedule such that they vested ratably over 4 years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter. Options granted in 2001 generally vest monthly and evenly over 24 months from the date of grant or, in some cases, immediately upon grant.

          The shareholders approved, on May 19, 2000, the Company's Amended and Restated 1996 Stock Option Plan which increased the number of shares of Common Stock authorized for issuance under the 1996 Stock Option Plan by 3,500,000 shares, and changed the annual evergreen increase by a number of shares equal to the lesser of (i) 2,000,000 shares, (ii) 7% of the then outstanding shares of Common Stock, or (iii) a lesser amount determined by the Board.

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

          The Board of Directors also approved, on April 23, 1999, the 1999 Employee Stock Purchase Plan ("ESPP"). The common stock available for sale under the plan shall be 500,000 plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2000 equal to the lesser of (i) 500,000 shares, (ii) 2% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. Qualified employees may elect to have a certain percentage not to exceed 15% of their salary withheld pursuant to the 1999 Plan. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to

     85% of the market value of the stock at the beginning of the 24 month offering period or end of the six-month purchase period, whichever is lower. Under this Plan, 231,769 shares were sold during 2001 and 398,650 shares in 2000, representing approximately $25,000 and $558,000 in employee contributions.

          A summary of stock option activity follows:


                                                 2001                    2000                        1999
                                       ----------------------   -----------------------    ----------------------
                                                     Weighted                  Weighted                  Weighted
                                                      average                   average                   average
                                         Options     exercise     Options      exercise      Options     exercise
                                       outstanding     price    outstanding     price      outstanding    price
                                       -----------     -----    -----------     -----      -----------    ------
    Outstanding at beginning of
     period...........................    4,418,816    $9.26     1,247,537      $10.08       342,998      $ 0.82
      Options granted.................    9,333,500     0.18     4,941,725        4.79     1,213,425       11.06
      Options exercised...............                             (34,202)      11.47      (188,188)       3.46
      Options canceled................   (7,810,900)    3.25    (1,736,244)       7.13      (120,698)       3.53
    Outstanding at end of year........    5,941,416     0.13     4,418,816        9.26     1,247.537       10.08
    Shares available for future grant.    2,416,877              2,180,580                   731,892
    Weighted average fair value of
      options granted during the year:
      Granted at fair value...........        $0.28                  $3.81                     $8.65
      Granted  below fair value.......         0.09                      -                      6.25
      All options granted.............         0.19                   3.81                      8.46

          The Company uses the intrinsic value-based method to account for all its employee stock based compensation arrangements. Under this method, an amount representing the difference between the exercise price and the fair value at the date of grant is recorded as deferred compensation in the period granted. For non-employee options, deferred compensation is recognized at the date of grant using the deemed fair value of the options granted, calculated using the Black-Scholes option pricing model. Deferred compensation is amortized to expense over the vesting period. The Company recognized deferred compensation expense related to employee and non-employee options of ($89,000), $195,000, and $763,000 during the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, the Company re-priced 5,742,500 options to 85% to 100% of fair value of the Company's common stock on the date of the re-pricing. These options will be subject to variable award accounting until each option is exercised, cancelled or expires.

          Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable as of December 31, 2001, for selected exercise price ranges is as follows:


                                 Options outstanding                     Options Exercisable
                                 -------------------                     -------------------
                                      Weighted-
                                       average      Weighted-      Weighted-
      Range of                        remaining      average        average
      exercise            Number     contractual     exercise        number           Exercise
       prices           outstanding  life (years)     price       outstanding           price
       ------           -----------  ------------     -----       -----------           -----
     $0.08-0.11          5,817,500       9.54      $    0.09       2,359,896         $    0.09
     $0.19-0.28             65,918       8.27           0.20          65,918              0.20
      1.53-2.00             39,100       8.25           1.65          39,100              1.65
     5.00-12.00             18,898       7.46           9.74          18,898              9.74
                         ---------       ----      ---------       ---------         ---------
                         5,941,416       9.51      $    0.13       2,483,812         $    0.19

          As of December 31, 2000, 788,012 shares were exercisable at a weighted average exercise price of $10.12 per share. As of December 31, 1999, 181,827 shares were exercisable at a weighted-average exercise price of $3.53 per share.

          The following pro forma information regarding stock-based compensation has been presented as if the Company had accounted for its employee stock options and employee stock purchase plan shares under the fair market value method of SFAS 123. The weighted average fair value of employee stock purchase plan shares issued during 2001 was $0.13. The fair value of employee options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) a dividend yield of 0% for all periods; (ii) expected volatility of 236%, 141% and 96% for 2001, 2000 and 1999 respectively. (iii) risk-free interest rate of 5.0%, 5.7%, and 5.0% for 2001, 2000 and 1999 respectively; (iv) an expected life of three years.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods. The Company's pro forma information is as follows:

     (in thousands, except per share amounts)

                                                                           Years ended December  31,
                                                                         2001        2000        1999
                                                                       --------    --------    --------
     Net loss as reported ..........................................   $(25,229)   $(41,636)   $(40,266)
     Incremental pro forma compensation expense under SFAS 123  ....     (2,122)     (2,742)       (647)
                                                                       --------    --------    --------
     Pro forma net loss ............................................   $(27,351)   $(44,378)   $(40,913)
                                                                       ========    ========    ========
     Pro forma net loss per share ..................................   $  (1.09)   $  (1.80)   $  (3.19)
                                                                       ========    ========    ========

     (d)  Warrants

          Since inception the Company has issued warrants to purchase common stock a result of preferred stock financings, advertising and operating agreements and debt financing. The following warrants are outstanding and exercisable at December 31, 2001.

 Warrants      Exercise
Outstanding     Price        Expiration Date
-----------     -----        ---------------
 94,000         $ 3.00         April 2003
375,000         $ 4.00         April 2003
180,555         $ 6.00         April 2003
 41,665         $ 8.00         April 2003
 33,336         $10.00         August 2003
100,000         $10.00         April 2009
 41,667         $ 6.00         April 2004
125,000         $ 8.00         April 2004
-------
991,223
=======

          During 2000, warrants representing 212,972 shares were exercised and warrants representing 751 shares were cancelled. During 1999, warrants representing 278,560 shares were granted, warrants representing 98,928 shares were exercised, and warrants representing 286,039 shares were cancelled. As of December 31, 2001, 2000 and 1999, warrants outstanding were 991,223, 991,223 and 1,204,946 respectively.

(6)  Income Taxes

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the net loss and the actual provision for income taxes for the years ended December 31, 2001, 2000 and 1999,respectively, follows (in thousands):

                                                                       2001        2000        1999
                                                                     --------    --------    --------
     Income tax benefit at statutory rate ........................   $ (8,832)   $(14,573)   $(14,093)
     Current year net operating loss and temporary differences for
        which no benefit has been recognized .....................      7,827      13,215      13,871
     Other .......................................................      1,005       1,358         222
                                                                     --------    --------    --------
               Total .............................................   $   --      $   --      $   --
                                                                     ========    ========    ========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):

                                                    2001        2000
                                                  --------    ---------
     Deferred tax assets:
          Net operating loss carryforwards ....   $ 41,422    $ 34,083
          Preferred and common stock warrants .      2,715       2,719
          Property and equipment ..............      3,120         195
          Research credit carryforwards .......        866         758
          Other ...............................        768       1,094
                                                  --------    --------
               Total gross deferred tax assets      48,891      38,849
     Valuation allowance ......................    (48,891)    (38,849)
                                                  --------    --------
               Total net deferred tax assets ..   $   --      $   --
                                                  ========    ========

     Management has established a full valuation allowance against its net deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carryforward period. The net increase in total valuation allowance for the years ended December 31, 2001, 2000, and 1999 was approximately $10,042,000, $13,746,000, and $15,180,000, respectively.

     The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $109,806,000, and $48,626,000, respectively, available to reduce future taxable income subject to income taxes. The net operating loss carryforwards expire in various years from 2011 through 2021 for federal income tax purposes and from 2004 through 2011 for California income tax purposes.

     The Company also has research credit carryforwards for federal and California income tax return purposes of approximately $612,000 and $390,000, respectively, available to reduce future income taxes. The federal research credit carryforward expires beginning in 2011 through 2021. The California research credit carryforward can be utilized indefinitely.

     The Tax Reform Act of 1986 imposes restrictions on the utilization of new operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to restriction pursuant to these provisions.

     Included in gross deferred tax assets as of December 31, 2001 is approximately $1,380,000 related to stock options and warrants for which the benefit, when realized will be recorded to equity.

(7)  Commitments

     Rent expense was approximately $927,000, $2,490,000, and $790,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company's has a month-to-month lease on its current office facility.

(8)  Retirement Plan

     Effective January 1997, the Company established a qualified 401(k) Plan (the Plan) available to all employees who meet the Plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to this Plan up to a statutory maximum amount. The Company may make matching contributions to the Plan on a discretionary basis. The Company has not made any contributions to the Plan.

(9)  Sale of Consumer Network Business

     On May 16, 2001, the Company completed the sale of its consumer network business unit and associated website (collectively the "Consumer Network") to a wholly-owned subsidiary of myESP.com Corporation ("myESP") which business is also referred to as Talk City. Under the terms of the purchase agreement, myESP purchased the assets of the business unit with an initial payment of $200,000, with the remaining consideration of $1.4 million, subject to certain earn-out criteria. The Company recognized a loss of approximately $1.8 million in 2001, resulting from the difference between the initial payment received and the net book value of the assets sold. In connection with the sale agreement myESP and the Company entered into an operating agreement, under which myESP agreed to pay $900,000 to the Company to provide network and operations support for the Consumer Network for one year, and to reimburse the Company for certain direct costs. During 2001, myESP paid $300,000 under the operating agreement, which the Company recognized as revenue in 2001. In January 2002 the Company initiated legal action against myESP for collection of past due amounts and other damages and took the legal actions to exercise its rights under the Loan & Security Agreement to reclaim the assets and business. Subsequently, myESP made counterclaims against the Company and, in February 2002, filed for Chapter 11 bankruptcy. The Company plans to rigorously defend its rights under the agreements.

(10) Related Party Transactions

     On December 21, 1999, the Company entered into a Series C Preferred Stock Agreement with SocialNet, Inc. ("SocialNet"), a privately held corporation. In accordance with the Series C Preferred Stock Agreement, the Company purchased 1,554,404 shares of Series C Preferred Stock of SocialNet, representing a 7.6% ownership interest in SocialNet, for $3.0 million. The Company accounted for this investment under the cost method. In 2000, management determined that the value of this asset was impaired and wrote-off the entire investment In 2001, the Company received shares of MarchNet PLC following Matchnet PLC's acquisiton of SocialNet. The Company sold these shares in 2001 and recognized a gain of $250,000 included in (gain) loss on minority investment in the accompanying 2001 statement of operations.

     The Company recognized $32,000 and $446,000 in revenues for the sale of services to SocialNet in 2001 and 2000, respectively. Accounts receivable from SocialNet were $87,000 and $75,000 at December 31, 2001 and 2000, respectively.

     In 2001, 2000 and 1999, the Company recognized revenue totaling $200,000, $455,000 and $569,000, respectively, for the sale of services to various stockholders of the Company. As of December 31, 2001 and 2000, accounts receivable from the stockholders were $116,000 and $124,000, respectively. Accounts payable to stockholders were $22,000 at December 31, 2000 and 1999, respectively.

(11) Restructuring Charges and Impairment of Assets

     In March 2001, the Company underwent a restructuring of operations to recognize changes in the economic environment and to complete its transition to a 100% fee-based marketing services model, including a reduction of total headcount of 40, or by 30% of the workforce. In May 2001, the Company announced a further restructuring and reduced headcount by 21 employees, or 25% of the workforce. In July 2001, the Company further reduced headcount by 25 employees or approximately 40% of its work force. In August 2001, the Company further reduced its headcount by 25 employees. The 2001 statement of operations includes a charge of $2,385,000 related to these restructurings. Such amounts consist of $851,000 for employee severance and $1,534,000 lease termination charges. Substantially all liabilities related to these restructurings were paid as of December 31, 2001

     As part of the restructurings in 2001, the Company recorded an loss on the impairment of fixed assets of approximately $3.0 million, representing the reduction in carrying values of fixed assets to their estimated fair value.

     In June 2000, the Company underwent a restructuring of operations to more clearly focus Talk City as an online marketing services provider. As a result of this restructuring, the Company reduced its total headcount by 35 employees, or approximately 15% of its total workforce. In December 2000, the Company underwent a separate restructuring to further align the Company on selling and implementing fee-based services. As a result of the December restructuring, the Company reduced its total headcount by 55 employees, or 30% of the total workforce. The statement of operations for the period ended December 31, 2000 includes a charge of approximately $1,237,000 related to these restructurings. Such amount consists of approximately $1,058,000 for employee severance and other related costs and $179,000 for the markdown of inventory. Substantially all liabilities related to these restructurings were paid as of December 31, 2000.

(12) Quarterly Results of Operations (Unaudited)

     The following unaudited table presents certain statement of operations data for our eight most recent quarters ended December 31, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. This information should be read in conjunction with our financial statements, including the notes thereto, included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                           ------------------
                                        Dec. 31,  Sept. 30,   June 30,    Mar. 31,    Dec. 31,    Sept. 30,   June 30,    Mar. 31,
                                         2001        2001       2001        2001        2000        2000        2000        2000
                                         ----        ----       ----        ----        ----        ----        ----        ----
                                                                             (in thousands)
Revenues:
   Community solution services ....... $    669    $    703    $    599    $    786    $    935    $    925    $    785    $    534
   Event services ....................      144         156         470         470         865         931         831         535
   Market research services ..........      112         217          52         202         428         448         420         413
   Consumer network & syndication
     services ........................     --          --            66         216         823       1,445       2,471       2,053
                                                   --------    --------    --------    --------    --------    --------    --------
          Total revenues .............      925       1,076       1,187       1,674       3,051       3,749       4,507       3,535
Cost of revenues (1) .................      392       1,109       1,953       3,031       4,383       3,973       4,118       3,619
-------------------------------------- --------    --------    --------    --------    --------    --------    --------    --------
          Gross margin ...............      533         (33)       (766)     (1,357)     (1,332)       (224)        389         (84)
Operating expenses:
  Product development ................      532         708       1,067       1,577       2,047       2,205       1,935       1,765
  Sales and marketing ................       79         379         612       1,192       2,969       2,760       4,629       4,934
  General and administrative .........      820         904       2,331       1,992       3,193       2,981       2,766       3,051
  Restructuring charges ..............    1,534         347         297         207         768        --           469        --
  Gain ( loss) on minority investment      --          --          (250)       --         3,000        --          --          --
  Noncash advertising & promotional
    charges ..........................     --          --         1,156       1,015       1,014         213         443         718
  Loss on sale of assets of business
    unit .............................     --          --         1,792        --          --          --          --          --
  Impairment of fixed assets .........      723       2,302        --          --          --          --          --          --
  Amortization  and impairment of
    gooddwill ........................      232          18       2,312         171         171         171         171         171
          Total operating expenses ...    3,920       4,658       9,317       6,154      13,162       8,330      10,413      10,639
          Loss from operations .......   (3,387)     (4,691)    (10,083)     (7,511)    (14,494)     (8,554)    (10,024)    (10,723)
Interest income (expense), net .......       35          65         115         229         388         455         595         721
          Net loss ...................   (3,352)     (9,968)    (10,083)     (7,282)    (14,106)     (8,099)     (9,429)     10,002)

Net loss applicable to common
stockholders ......................... $ (3,352)   $ (4,626)   $ (9,968)   $ (7,282)   $(14,106)   $ (8,099)   $ (9,429)   $(10,002)
Net loss per share:
          Basic and diluted .......... $  (0.13)   $  (0.18)   $  (0.40)   $  (0.29)   $  (0.57)   $  (0.33)   $  (0.38)   $  (0.41)
          Weighted average shares ....   25,290      25,282      25,201     25,.017      24,704      24,892      24,806      24,530
                                       ========    ========    ========    ========    ========    ========    ========    ========

1.The Company made adjustments to reduce cost of revenue and accrued expenses by $416 during the 4th quarter of 2001 as a result of negotiated settlements of outstanding invoices.

(13) Liquidity

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring net losses, cash used in operating activities and accumulated deficit may require the Company to obtain additional cash to sustain its operations throughout 2002. The Company presently has not secured future funding commitments. Recovery of the carrying amounts of certain assets, including property and equipment, is dependent on increasing revenues, lowering expenses or obtaining additional capital.

(14) Subsequent Event

     In January 2002, the Board of Directors granted new stock options and repriced existing stock options to its employees, Board of Directors and advisors. The fair market value of the common stock on the date of grant was $0.04. Granting of there options will require the holders of existing options to elect to cancel their current options in order to receive the new options with a lower exercise price.

     The options granted under the Company's stock option plans were made to existing employees, members of the Board of Directors and advisors and amounted to 5,252,500 options with an exercise price of $0.034 per share. Of these, 735,000 vested immediately and the remainder vest ratably over approximately 20 to 24 months. Concurrently with the granting of these shares, 4,827,500 options with a weighted average exercise price of $0.08 were cancelled. On January 1, 2002, the number of shares reserved for grant increased by 1,767,237 under the evergreen provisions of the 1996 Stock Option Plan. After these actions the number of options issued under the Company's stock option plans was equal to 5,856,416 shares and the number of shares available for grant was 4,269,114. For the 4,827,500 options cancelled and reissued, the Company will be required to use variable award accounting, which may cause a charge to the Company's statement of operations as the options vest. The amount charged will depend on the market price of the Company's common stock at that time.

     Additionally, the company granted options to purchase 4,975,000 shares at $0.01 per share to senior executives, advisors and members of the Board of Directors. These options vest ratably over 24 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

Item 14a. List of Documents

     1.   Financial Statements

     The financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K on are presented herein at the pages noted.

                                                                                                Page Numbers
                                                                                                ------------
Report of KPMG LLP, Independent Auditors .........................................................   31
Balance Sheets as of December 31, 2001 and 2000 ..................................................   32
Statements of Operations for the years ended December 31, 2001, 2000 and 1999 ....................   33
Statements  of  Redeemable  Convertible  Preferred  Stock and  Stockholders'  Equity
   (Deficit) for the years ended December 31, 2001, 2000 and 1999 ................................   34
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 ....................   35
Notes to Financial Statements ....................................................................   37

2.   Financial Statement Schedules.

     2001 and 2000 is presented following the exhibits attached hereto and should be read in conjunction with the financial statements of LiveWorld, Inc. filed as part of this Annual Report on Form 10-K.

3.   Exhibits.

     The exhibits set forth below, and listed on the accompanying index to exhibits, are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit
 Number                                            Description
------- -----------------------------------------------------------------------------------------------------
 2.1    Agreement and Plan of Reorganization between the Company and Research Connections, Inc., dated
        January 3, 2000.***

 2.2    Purchase Agreement, dated as of May 16, 2001, by and between myESP Acquisition Corporation, a
        Delaware corporation, and LiveWorld, Inc., a Delaware corporation.*****

 2.3    Web Site Services and Maintenance Agreement, dated as of May 16, 2001, by and between LiveWorld,
        Inc., a Delaware corporation and myESP Acquisition Corporation, a Delaware corporation.*****

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

10.10   Stock Option Agreement, dated March 1, 1999, by and between the Company and Jeffrey Snetiker.*

10.11   Master Service Agreement, dated April 19, 1999, by and between the Company and Frontier
        GlobalCenter.*

10.12   Network Affiliation Agreement, dated March 1, 1998 by and between the Company and 24/7 Media Inc.*

10.13   Content and Services Agreement, effective July 19, 1998, by and between the Company and WebTV
        Networks, Inc., as amended on July 27, 2000.****

Exhibit
 Number                                            Description
------- -----------------------------------------------------------------------------------------------------
10.14   Contract, dated May 13, 1997, by and between the Company and NFO Research.*

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

23.1    Consent of KPMG LLP, Independent Auditors

24.1    Power of Attorney (see page 55)

------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (333-77455) as declared effective by the Securities and Exchange Commission on July 19, 1999.
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
*** Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.
**** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
***** Incorporated by reference from the Company's Report on Form 8-K, filed on May 31, 2001.

Item 14b. Reports on Form 8-K.

     There were no reports on Form 8-K filed in the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, State of California, on the Twenty-Sixth day of March 2002.

                                    LIVEWORLD

                                          By:  /s/ Peter Friedman
                                              ----------------------------------
                                              Name: Peter Friedman
                                              Title: Chief Executive Officer and
                                                     Chairman of the Board

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter H. Friedman acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

           Signature                              Title                           Date
           ---------                              -----                           -----
                               Chief Executive Officer and Chairman of       March 26, 2002
     /s/ Peter H. Friedman     the Board. Principal Executive Officer.
     ----------------------
       Peter H. Friedman

     /s/ Barry M. Weinman      Director                                      March 26, 2002
     ---------------------
        Barry M. Weinman

        /s/ Steve Lake         Director                                      March 26, 2002
        ---------------
           Steve Lake

                               Director                                      March 26, 2002
     /s/ V. David Watkins
     ---------------------
        V. David Watkins

Item 14c. Exhibits

                                  EXHIBIT INDEX

Exhibit
 Number                                            Description
------- -----------------------------------------------------------------------------------------------------
 2.1    Agreement and Plan of Reorganization between the Company and Research Connections, Inc., dated
        January 3, 2000.***

 2.2    Purchase Agreement, dated as of May 16, 2001, by and between myESP Acquisition Corporation, a
        Delaware corporation, and LiveWorld, Inc., a Delaware corporation.*****

 2.3    Web Site Services and Maintenance Agreement, dated as of May 16, 2001, by and between LiveWorld,
        Inc., a Delaware corporation and myESP Acquisition Corporation, a Delaware corporation.*****

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

10.11   Master Service Agreement, dated April 19, 1999, by and between the Company and Frontier
        GlobalCenter.*

10.12   Network Affiliation Agreement, dated March 1, 1998 by and between the Company and 24/7 Media Inc.*

10.13   Content and Services Agreement, effective July 19, 1998, by and between the Company and WebTV
        Networks, Inc., as amended on July 27, 2000.****

10.14   Contract, dated May 13, 1997, by and between the Company and NFO Research.*

Exhibit
 Number                                            Description
------- -----------------------------------------------------------------------------------------------------
10.15   Operating Agreement, dated August 24, 1998, by and between the Company and Cox Interactive Media,
        Inc.*

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

23.1    Consent of KPMG LLP, Independent Auditors

24.1    Power of Attorney (see page 55)

------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (333-77455) as declared effective by the Securities and Exchange Commission on July 19, 1999.
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
*** Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999.
**** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
***** Incorporated by reference from the Company's Report on Form 8-K, filed on May 31, 2001.

Item 14d. Financial Statement Schedule.

     The following financial statement schedule for the years ended December 31, 2000 and 1999 should be read in conjunction with the financial statements of LiveWorld, Inc. filed as part of this Annual Report on Form 10-K.

Schedule II - Valuation and Qualifying Accounts
(in thousands)

                                                                        Charged to
                                             Balance at     Charged to    other
                                             Beginning of   costs and   accounts-     Deduction-      Balance at
          Description                          Period       expenses    describe(1)   describe(2)    end of period
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
Deducted from asset accounts:
  Allowance for doubtful accounts              $1,719        $  377         --          $1,085          $1,011
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts              $  254        $1,627       $159          $  322          $1,719
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts              $  100        $  214       $104          $  164          $  254
---------------------------------------------------------------------------------------------------------------------

(1)  Charges to revenue, net
(2)  Uncollectible accounts written off, net of recoveries