Form 10QSB
period 2002-03-31
LIVEWORLD INC
filed 2002-05-15
CIK 1080088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the transition period from _____________    to ______________

Commission file number 000-26657

LIVEWORLD, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0426524
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

307 Orchard City Drive, Suite 110 Campbell, California	95008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (408) 871-5200

Former name, former address and former fiscal year, if changed since last report:
1919 S. Bascom Ave.
Campbell, CA 95008.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at May 5, 2002 was 25,358,874

Transitional Small Business Disclosure Format Yes ☐ No ☒

LIVEWORLD, INC.
FORM 10-Q

INDEX
		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:

	Unaudited Condensed Balance Sheets at March 31, 2002 and December 31, 2001	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2002 and 2001	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Securities Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		22

Part I     FINANCIAL INFORMATION
Item 1.    Financial Statements

LIVEWORLD, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
Assets

Current assets:
Cash and cash equivalents	$2,624	$1,602
Short term investments	—	1,800
Accounts receivable, net	356	438
Prepaid expenses and other current assets	239	365

Total current assets	3,219	4,205
Property and equipment, net	597	737
Other assets	810	919

Total assets	$4,626	$5,861

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable, current portion	$—	$21
Accounts payable	165	266
Accrued liabilities	980	817
Deferred revenue	126	175

Total current liabilities	1,271	1,279
Stockholders’ equity:
Common stock	25	25
Additional paid-in-capital	135,258	134,952
Deferred stock based compensation	(209)	(43)
Accumulated deficit	(131,697)	(130,330)
Treasury Stock, 54,687 common shares at cost	(22)	(22)

Total stockholders’ equity	3,355	4,582

Total liabilities and stockholders’ equity	$4,626	$5,861

See accompanying notes to the condensed financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Online marketing services	$522	$1,458
Consumer network and syndication services	—	216

Total revenue	522	1,674
Cost of revenue	702	3,031

Gross margin	(180)	(1,357)

Operating expenses:
Product development	237	1,577
Sales and marketing	363	1,192
General and administrative	641	1,992
Restructuring charges	—	207
Noncash advertising and promotional charges	—	1,015
Amortization of goodwill	—	171

Total operating expenses	1,241	6,154

Loss from operations	(1,421)	(7,511)
Interest income, net	54	229

Net loss applicable to common stockholders	$(1,367)	$(7,282)

Basic and diluted net loss per common share	$(0.05)	$(0.29)

Weighted average basic and diluted common shares
outstanding	25,297	25,017

See the accompanying notes to the condensed financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(1,367)	$(7,282)
Adjustments to reconcile net loss to net cash used inoperating activities:
Depreciation and amortization	140	1,135
Stock compensation expense	140	(188)
Noncash advertising and promotional charges	—	1,015
Provision for (reversal of) accounts receivable allowance	(200)	150
Changes in operating assets and liabilities:
Accounts receivable	282	1,140
Prepaid expenses and other current assets	126	318
Accounts payable	(101)	(720)
Accrued liabilities	163	(392)
Deferred revenue	(49)	(111)

Net cash used in operating activities	(866)	(4,935)

Cash flows from investing activities:
Purchases of property and equipment	—	(151)
Proceeds from sale of short-term investments	1,800	6,980
Other assets	109	501

Net cash provided by investing activities	1,909	7,330

Cash flows from financing activities:
Repayment of notes payable	(21)	(28)

Net cash used in financing activities	(21)	(28)

Net increase in cash and cash equivalents	1,022	2,367
Cash and cash equivalents at beginning of period	1,602	6,989

Cash and cash equivalents at end of period	$2,624	$9,356

See accompanying notes to the condensed financial statements.

LIVEWORLD, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The condensed financial statements have been prepared by LiveWorld, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of LiveWorld, Inc. (“LiveWorld” or the “Company”). Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in the footnotes, necessary for a fair presentation of the financial position at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The condensed balance sheet at December 31, 2001 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior period’s financial statements to conform to the March 31, 2002 presentation. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

As of March 31, 2002, we had approximately $2.6 million in cash and cash equivalents and do not have other sources of funding. For the Company to sustain operations over the next year, it will need to increase revenues, further reduce expenses and/or raise additional funds. Any of these conditions may not be attained which could force the Company to cease operations.

2.    NATURE OF OPERATIONS

LiveWorld, Inc. was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. On May 8, 2001, the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc. The Company is a provider of online collaborative services for online meeting, customer support and loyalty marketing solutions for Fortune 1000 companies. The Company offers businesses a wide range of services which include: live online meetings and presentations; customer support services including live chat and discussion boards; loyalty marketing services including online product introduction and promotional events, and developer, channel and enthusiast community networks; market research services; and consulting services. The Company generates revenues by selling its online marketing services to corporations of various sizes within several industries. LiveWorld has incurred operating losses since inception through March 31, 2002. The Company had an accumulated deficit of $132.0 million at March 31, 2002.

3.    ACCRUED LIABILITIES

Accrued liabilities consist of:

	March 31, 2002	December 31, 2001
	(In thousands)
Accrued compensation and benefits	$313	$247
Accrued general and administrative expenses	470	408
Accrued sales and marketing expenses	8	8
Accrued moderator expenses	15	21
Other accrued liabilities	174	133

	$980	$817

4.    SEGMENT REPORTING

The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

The Company’s operations and assets are based in the United States, and substantially all of its revenues have been earned from customers in North America. For the three months ended March 31, 2002, one of the Company’s clients was responsible for $170,000 or 33% of the Company’s revenue. Total receivables from this client were $82,000 on March 31, 2002.

5.    STOCK OPTION PLAN AND NET LOSS PER COMMON SHARE

In January 2002, the Board of Directors granted new stock options and repriced existing stock options to employees, Board of Directors and advisors. The fair market value of the common stock on the date of grant was $0.04. Granting of these options will require the holders of existing options to elect to cancel their current options in order to receive the new options with a lower exercise price.

The options granted under the Company’s stock option plans were made to existing employees, members of the Board of Directors and advisors and amounted to 5,252,500 options with an exercise price of $0.034 per share. Of these, 735,000 vested immediately and the remainder vest ratably over approximately 20 to 24 months. Concurrently with the granting of these shares, 4,827,500 options with a weighted average exercise price of $0.08 were cancelled. On January 1, 2002, the number of shares reserved for grant increased by 1,767,237 under the evergreen provisions of the 1996 Stock Option Plan. After these actions the number of options issued under the Company’s stock option plans was equal to 5,856,416 shares and the number of shares available for grant was 4,269,114. For the 4,827,500 options cancelled and reissued, the Company uses variable award accounting. As of March 31, 2002 the Company had 4,787,500 options subject to variable award accounting.

During the quarter ended March 31, 2002, the Company recorded stock compensation expense of $140,000. During the quarter ended March 31, 2001, stock compensation expense was a negative $188,000 due to the reversal of expense related to terminated employees.

Additionally, the Company granted options to purchase 4,975,000 shares at $0.01 per share to senior executives, advisors and members of the Board of Directors. These options were granted outside of the 1996 Stock Option Plan and vest ratably over 24 months.

Diluted net loss per common share does not include the effects of the following potentially dilutive securities:

	March 31, 2002	March 31, 2001
	(In thousands)
Common Stock Options	10,831	6,969
Common Stock Warrants	991	991
Unvested Common Stock Subject to Repurchase	58	3

	11,880	7,963

The average exercise price of the Common Stock Options was $0.04 and $3.32 as of March 31, 2002 and March 31, 2001, respectively. The average exercise price of the Common Stock Warrants was $5.83 as of March 31, 2002 and 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of

This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use the words “anticipate”, “estimate”, “project”, “intend”, “expect”, “plan”, “believe”, “should”, “likely” and similar expressions, we are making forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events and include statements regarding our expectations or beliefs that cost of revenues, product development expenses, sales and marketing expenses, will remain flat in absolute dollars as a result of cost savings pursuant to the restructurings: general and administrative expenses will stay flat or decrease slightly in absolute dollars; and our ability or inability to fund our operations and continue as a going concern. Actual results could differ materially up, down or otherwise from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not limited to: the effectiveness of our restructuring and our continued ability to control costs; whether we will continue to incur significant losses and our ability to generate sufficient revenues to provide cash for operations; the success of our ongoing litigation; our ability to grow our business; and the feasibility of securing additional financing and the resultant possible shareholder dilution. In addition to the foregoing, please see the section of this report entitled “Risk Factors That May Affect Results of Operations and Financial Condition” for a description of those factors that might cause actual results to differ from those projected in the forward-looking statements herein.

Overview

LiveWorld, Inc. is a provider of collaborative services for online meetings, customer support and loyalty marketing solutions for Fortune 1000 Companies. See our 2001 Annual Report on Form 10-K for a further discussion of our business.

Results of Operations- Three Month Periods Ended March 31, 2002 And 2001

Our net loss for first quarter of 2002 was $1.4 million, compared to $7.3 million in the first quarter of 2001.

The Company believes that the decreases in expenses and losses reflect management’s aggressive approach to cost and cash management, including expense management, cost reductions, collections and notably the termination of the lease for its former headquarters building. However, these events and results cannot necessarily be taken as an indicator of results for future quarters.

Because of extreme uncertainty in the market we cannot predict the amount of our future revenues nor resulting cash flows. However, we do not currently expect positive cash flows from operations in the near future.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in LiveWorld’s Condensed Financial Statements:

	Three Months Ended March 31,
	2002	2001
Revenues:
Online services	100%	87%
Consumer network and syndication services	—	13

Total revenues	100	100
Cost of revenues	134	181

Gross margin	(34)	(81)
Operating expenses:
Product development	45	94
Sales and marketing	70	72
General and administrative	123	119
Restructuring charges	—	12
Non-cash advertising and promotional charges	—	61
Amortization of goodwill	—	10

Total operating expenses	238	368

Loss from operations	(272)	(449)
Interest income (expense), net	10	14

Net loss	(262)%	(435)%

Revenues.    Net revenue decreased 68% to approximately $0.5 million for the three months ended March 31, 2002, from $1.7 million for the three months ended March 31, 2001, a decrease of approximately $1.2 million. This decrease was due primarily to the Company exiting the consumer network and syndication services business in May 2001. Additionally, the remaining online collaborative services business decreased in 2002 due to decreases in the number of business clients and decreases in the amount of their purchases. Substantially all of LiveWorld’s revenue is derived within North America. Revenues from online collaborative services declined in each of the last five quarters and we expect such revenues in the near future to be flat or decline. However, given the volatility of the current economic environment, we cannot predict and cannot give financial guidance regarding increases or decreases in future revenues.

Cost of Revenues.    Cost of revenue was $0.7 million, or 134% of total revenue, for the three months ended March 31, 2002, compared to $3.0 million, or 181% of total revenue, for the three months ended March 31, 2001. Cost of revenue decreased in absolute dollars by $2.3 million compared to the same period in the prior year, which was primarily due to lower network costs and personnel-related costs resulting from the reductions in headcount and compensation reductions stemming from the restructurings in 2001. In addition the Company had lower expenses of $0.1 million in server hosting fees, a $0.5 million decrease in depreciation expense, a $0.2 million decrease in fees associated with outside contractors and a $0.4 million decrease in customer service costs. Costs of revenue, in absolute terms, declined during each of the past 5 quarters and we expect cost of revenues in the future to remain flat or increase if revenue increased.

Product Development.    Product development expenses for the three months ended March 31, 2002 and 2001 were approximately $0.2 million, or 45% of total revenue, and $1.6 million, or 94% of total revenue respectively. The decrease of $1.4 million in absolute dollars was primarily attributable to lower personnel-related costs as a result of the Company’s restructurings. We expect product development expenses in the future to remain flat.

Sales and Marketing.    Sales and marketing expenses for the three months ended March 31, 2002 and 2001 were approximately $0.4 million, or 70% of total revenue, and approximately $1.2 million, or 72% of total revenue, respectively. The decrease of $ 0.8 million in absolute dollars in sales and marketing expenses for the quarter was primarily attributable to a decrease in non-cash advertising expenses and by a decrease in sales and marketing personnel and compensation reductions resulting from the restructurings. We expect marketing and sales expenses in the future to remain flat or vary with the level of revenues.

General and Administrative.    General and administrative expenses for the three months ended March 31, 2002 and 2001 were approximately $0.6 million or 123% of total revenue, and $2.0 million, or 119% of total revenue, respectively. The $1.4 million decrease in general and administrative costs was attributable primarily to a reduction in headcount and reduction in compensation levels. In addition the Company had lower expenses of $0.4 million related to bad debt expense, a $0.4 million decrease in building rent and a $0.2 million decrease in depreciation expense. In the quarter ended March 31, 2002, the Company incurred approximately $.0.3 million of legal costs related to the legal actions against myESP Corporation and its related bankruptcy filings (for a further discussion of this matter please see our 2001 Annual Report on Form 10-K, Item 3 and Part II, Item 1 of this report).We expect that general and administrative costs will remain constant or decrease slightly in absolute dollars in the future due to the reductions in personnel and level administrative costs. The amount of general and administrative expenses could be affected by legal costs associated with pending litigation.

Stock Based Compensation Expense.    The Company has issued stock options that have resulted in non-cash stock-based compensation expense and variable award accounting. Total stock-based compensation expense was $140,000 for the quarter ended March 31, 2002 compared to a credit of $188,000 in the 2001 quarter, which credit was due to a cancellation of unvested options for terminated employees and advisors. These charges are included in general and administrative expense. In January 2002 the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. Under variable accounting, compensation is remeasured for unvested options at each balance sheet date until they are exercised, expire or are cancelled. The amount of non-cash compensation charges could increase over prior years, depending on the movement of the Company’s stock price. The accounting impact of these charges could be significant. For example, for every $0.01 increase in the stock price, the total non-cash compensation charge would be approximately $50,000. Thus, if the stock price were to increase by $0.50 per share, the total non-cash charge would be approximately $2.5 million.

Restructuring Charges.    LiveWorld did not incur any restructuring charges for the three months ended March 31, 2002. In March 2001, the Company underwent a restructuring of operations to more clearly focus LiveWorld as an online marketing services provider. As a result of the restructuring, the Company reduced its total headcount by 40 employees, or approximately 30% of its total workforce. There was a charge of approximately $0.2 million related to the restructuring, which consisted of employee severance.

Non-cash Advertising and Promotional Charges.    Noncash advertising and promotional charges for the three months ended March 31, 2002 and 2001 were $0 and $1.0 million. All non-cash in-kind investments were fully amortized as of June 30, 2001.

Amortization of goodwill.    For the three months ended March 31, 2002, LiveWorld did not record a charge for amortization for goodwill. In June 2001, the Company recorded an impairment charge of $2.3 million reducing the amortization expense significantly. In December 2001, the Company recorded an impairment charge of $214,000 to write-off the remaining goodwill.

Interest Income, Net.    Interest income, net, includes income from LiveWorld’s cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three months ended

March 31, 2002 and 2001 was approximately $54,000 and $229,000, respectively. The reduction in interest income, net, resulted from declining interest income on lower cash, cash equivalent and short-term investment balances, as well as lower interest rates earned on balances.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2002 we had approximately $2.6 million in cash and cash equivalents, a decrease of $0.8 million from the amount of cash and cash equivalents and short term investments at December 31, 2001. Net cash used in operating activities was approximately $0.9 million for the three months ended March 31, 2002.

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to our product development, system infrastructure, marketing and selling our services and other factors. As a result of our restructurings and other expense management actions, we have significantly reduced our cash spending and are aggressively managing our expenses relative to our cash on hand. However, we have primarily relied on cash provided by our initial public offering in 1999 to fund operations. Our independent accountants have stated that our cash position and accumulated deficit raise substantial doubt about our ability to continue as a going concern. We will need to increase revenue, further reduce costs and/or seek outside funding to fully implement our business plan. Additionally, we will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products and to expand our sales and marketing programs. We may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. We do not currently have a line of credit. In order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

Risk Factors That May Affect Results of Operations and Financial Condition

LiveWorld has incurred losses since its inception and may need additional funding to sustain its operations

Since inception, LiveWorld has not generated sufficient funds through operations to support its business. Although LiveWorld has taken steps to reduce its costs and increase its revenues, it will likely need to increase revenue, further reduce costs and/or seek outside funding to fully implement its revised business plan. LiveWorld’s independent accountants have stated that the Company’s cash position and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. While LiveWorld from time to time evaluates its financing alternatives, including raising funds through debt and equity financing, mergers and/or acquisitions, no commitments for such funding are currently in place. There can be no assurance that LiveWorld will be successful in achieving such additional revenue, further cost reductions and/or debt or equity financing on acceptable terms or at all. If LiveWorld is unable to achieve any or all of these sources of cash it may be forced to cease operation. If LiveWorld is successful in obtaining additional equity financing it will likely result in significant dilution to LiveWorld stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by LiveWorld’s current stockholders.

If the recent restructurings of LiveWorld designed to refocus the Company’s business on collaborative online services, are not successful, the Company’s results of operations may further decline and the Company may be forced to cease operations

During 2000 and 2001, the Company underwent a series of restructurings and also sold its consumer network business unit so that it could clearly focus LiveWorld as a collaborative online services provider. The Company has also transitioned to a 100% fee-based collaborative services model. As a result of these restructurings, the Company reduced its total headcount by 201 employees, or approximately 86% of its total workforce as of December 31, 2001. In addition, the sale of the consumer network business contributed to a decrease in LiveWorld’s revenues by approximately 60% in 2001. Also, revenue from the retained fee-based collaborative online services declined from 2000 to 2001 by 43%. If the restructurings do not generate sufficient revenues or reduce costs as planned, the Company’s operations will suffer and the Company may be forced to cease operations.

LiveWorld may be unable to achieve profitability or generate positive cash flow on a sustained basis and may be forced to cease operations

LiveWorld incurred net losses since its formation and it may be unable to achieve profitability in the future. Although the Company restructured its operations in 2000 and 2001, it incurred a net loss of $1.3 million in the quarter ended March 31, 2002. If the Company continues to incur net losses in future periods, and is unable to grow revenue, reduce costs and /or raise additional financing, it may be unable to achieve one or more key elements of its strategy, including the following:

•	fund ongoing operations;
•	increase the number of collaborative services clients;
•	increase its sales activities;
•	adequately inform the market about its product positioning and new products.

LiveWorld expects to continue to incur significant operating expenditures, and as a result the Company will need to generate significant additional revenues and/or lower costs to achieve and then maintain profitability. As of March 31,2002, LiveWorld had an accumulated deficit of approximately $132 million. The Company may not achieve profitability and may be forced to cease operations if its revenues are lower than it expects, or if operating expenses exceed its expectations or cannot be adjusted to compensate for lower than expected revenues

LiveWorld’s involvement with current litigation could adversely affect the operating results of the Company

LiveWorld has initiated legal action against two parties. The most significant matter is litigation initiated by LiveWorld surrounding agreements with a subsidiary of myESP related to the sale and operation of LiveWorld’s former Consumer Networking business unit, Talk City, to myESP. LiveWorld is seeking payments due to it from myESP under an operating agreement, an asset purchase agreement and a loan and security agreement. LiveWorld is also seeking to recover monetary damages, legal fees and in lieu of full payment of monies due, the ability to reclaim the assets and business sold to myESP. myESP filed counterclaims against LiveWorld and subsequently filed for Chapter 11 bankruptcy. LiveWorld has also initiated litigation against a former customer, MatchNet PLC, to collect on fees owed to it under contractual arrangements. While LiveWorld believes it will prevail in all of these legal actions, there can be no guarantee that LiveWorld will prevail, that LiveWorld will collect any money or recover any assets or even recover its legal expenses associated with these actions. Liveworld’s legal actions related to these actions were $0.3 million during the quarter ended March 31, 2002 and may be significant in the future. Further, while LiveWorld believes that myESP’s counterclaims are baseless and without merit, there can be no guarantee that LiveWorld will not incur liabilities associated with these claims that may be material to LiveWorld. The cost of litigation, if not successful, diversion of management time and focus, and possibly other expenses associated with the ongoing operations of Talk City, for which the Company may not be reimbursed, could materially adversely affect the financial position, results of operations and cash flows of the Company. In addition, we may not prevail in any of these matters and if we do prevail we may be unable to collect any judgments. See Item 3, Legal Proceedings, in the Company’s 2001 Annual Report on Form 10-K and Part II, Item 1 to this Report.

The reductions in workforce related to the restructurings could result in market uncertainty and decreased employee morale

The reductions in workforce of LiveWorld related to the restructurings could result in market concerns about the operations of the Company. Reductions in workforce sometimes result in operational concerns about a company in the market and, while the Company’s reductions were in connection with the restructurings, the Company may not be able to respond adequately to reports of securities analysts or the market. In addition, the Company must take the appropriate steps to sustain and prevent any decrease in employee morale due to the reductions in workforce.

LiveWorld’s growth will depend on its ability to increase its online collaborative services revenues

LiveWorld has derived, and will continue to derive, its revenues from the sale of collaborative online services. If the Company does not continue to develop collaborative online services revenues, its revenues may not meet its expectations or may decline and LiveWorld will need to revise its revenue and cost models to reflect this. The Company’s growth and future success will depend on its ability to increase the number of its collaborative online services clients, expand its collaborative online services offerings, effectively implement these services and increase the average revenue per project and per client. LiveWorld’s ability to generate significant collaborative online services revenues will also depend, in part, on its ability to create new collaborative online services offerings without diluting the value of its existing programs. Increasing online collaborative services may also prove to be more expensive and time consuming than anticipated causing our business to suffer.

Fluctuations in quarterly operating results may cause the stock price to decline

The Company’s operating results in one or more future quarters may be below the expectations of its investors, and as a result the price of its common stock could decline. LiveWorld expects that its quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

•	general economic conditions;
•	its dependence on increased online collaborative services revenues;
•	the length of its sales cycle;
•	its ability to increase its base of business clients
•	management of growth; and
•	potential technical difficulties or system down time affecting the Internet generally or the Company specifically.

These factors are described in more detail in the risk factors described below. Many of these factors are beyond the Company’s control.

The Company’s results of operations could be adversely impacted because of the outstanding options to purchase the Company’s common stock

The Company has issued stock options, which result in stock-based compensation expense and variable award accounting. In 2001 the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. In January 2002, the Company repriced the options again. Under variable award accounting, compensation expense is remeasured for these options at each balance sheet date until they are exercised, expire or are cancelled. The amount of these non-cash charges could increase over prior years, depending on the movement of the Company’s stock price. The accounting impact of these charges could be significant. See Management’s Discussion and Analysis- Stock Based Compensation Expense

Current and potential competitors could decrease LiveWorld’s market share and harm its business

Increases in the number of Internet companies competing for the attention and spending of business could result in price reductions, reduced margins or loss of market share, any of which could decrease LiveWorld’s revenues and contribute to the Company not achieving profitability and failing. Competitors seeking to gain market share may offer competitive services at discounted prices that we cannot match to be profitable. The barriers to entry in the Internet collaborative services market are low and the Company expects the number of its competitors to increase. Companies that provide services that may compete with the our services are online services or Web sites that produce collaborative online services, such as online meetings and presentations, customer support services and loyalty marketing services such as live events, market research or customized community solutions, including WebX, Inc., PlaceWare, Yahoo Broadcast, Prospero, InfoPop, PeopleLink and Participate Systems.

LiveWorld’s variable sales cycle may cause the Company to incur substantial expenses and expend management time without generating the corresponding revenues, which would slow its cash flow

LiveWorld’s sales cycle varies in length of time. During the sales cycle, the Company may expend substantial funds and management resources without generating corresponding revenues. The time between the date of its initial contact with a potential client and the execution of a contract with that client typically ranges from a few weeks for smaller agreements to several months for larger agreements. Its sales cycle is also subject to delays as a result of factors over which the Company has little or no control, including the following:

•	client budgetary constraints;
•	client internal acceptance reviews;
•	the success and continued internal support of clients’ own development efforts; and
•	the possibility of cancellation or delay of projects by business clients.

The length and uncertainty of its sales cycle also may harm its billing and collection efforts. The length of the sales cycle might prevent the Company from rendering its services on a more accelerated basis, which slows its cash flow and reduces its ability to fund the expenditures the Company incurs during the sales cycle.

LiveWorld depends on the clients of its collaborative online services. If its clients become dissatisfied or do not become engaged with its services, the Company would need to increase its expenditures for these activities

Loss of its clients and/or failure to increase its number of clients will hurt the Company’s efforts to generate increased revenues. LiveWorld’s clients may also become dissatisfied with its services if the Company experiences system failures or does not maintain its structured environment, attract quality business clients, or continually upgrade its software functionality.

LiveWorld’s growth will depend upon the acceptance of the Internet as an attractive medium for its collaborative online services clients

LiveWorld’s current and potential business clients must accept the Internet as an attractive and sustainable substitute medium for the traditional methods to which they are accustomed. The market for collaborative online services may not continue to develop and may not be sustainable. The Internet, as a collaborative online services solution, has not been available for a sufficient period of time for the Company to gauge its effectiveness as compared with traditional methods, such as trade shows, phone and mail surveys and video conferencing.

LiveWorld depends on its trained community leaders and moderators to engage its users and maintain its structured and moderated environment

LiveWorld depends on its network of trained community leaders and moderators for some of the Company’s online collaborative services, which consisted of hundreds of individuals as of December 31, 2001, to draw its users into the services LiveWorld operates for some of its clients and maintain its structured and moderated environment. Loss of its trained community leaders and moderators, or loss of its ability to attract these individuals to its services, could require the Company to implement new programs to build engaged audiences for its clients and by which to maintain its structured environment. The implementation of these new programs would cause the Company to expend unexpected management time and resources, which would increase its operating expenses.

LiveWorld’s paid moderators could be viewed as employees rather than independent contractors, which could subject the Company to adverse tax and employee benefit consequences

LiveWorld treats its paid moderators, consisting of approximately 250 individuals as of December 31, 2001, and a larger number in previous years, as independent contractors. The Company’s paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. Laws governing the distinction between independent contractors are not entirely clear, and some jurisdictions may rule that the Company’s paid moderators are employees rather than independent contractors. If this happens, the Company could be subject to substantial tax and employee benefit liabilities as well as other penalties.

LiveWorld’s volunteer community leaders could be viewed as employees, which would substantially increase its operating expenses

At December 31, 2000, the Company had active volunteer community leaders for its former consumer network unit, consisting of approximately 1,000 individuals. The Company’s consumer network business unit was sold in 2001, and these volunteers are not involved with the Company’s remaining online collaborative services business. However, if these individuals were viewed as employees, LiveWorld could be subject to payment of back wages and other penalties, and its operating expenses could substantially increase. Previously, former volunteers of America Online/Time Warner filed a complaint with the Labor Department and a class action lawsuit claiming they were treated like employees and should have been paid.

LiveWorld’s chief executive officer and chief community officer are critical to its business and they may not remain with the Company

LiveWorld’s future success will depend, to a significant extent, on the continued services of Peter Friedman, its Chairman of the Board and Chief Executive Officer, and Jenna Woodul, its Chief Community Officer. The loss of the services of Mr. Friedman or Ms. Woodul could cause the Company to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm its reputation as its business clients could become concerned about its future operations. The Company does not have long-term employment agreements with Mr. Friedman or Ms. Woodul and the Company does not maintain any key person life insurance policies.

LiveWorld must continually attract and retain its sales, engineering and other key personnel or the Company will be unable to execute its business strategy

LiveWorld’s future success also will depend on its ability to attract, retain and motivate highly skilled sales, engineering and other key personnel. Competition for such personnel is, at times, intense in the Internet industry, especially in the Silicon Valley, and the Company may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

LiveWorld may be unable to consummate potential acquisitions or investments or successfully integrate them with its business, which could slow its growth strategy

As part of its strategy to expand its collaborative online services if resources permit, the Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. LiveWorld may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, the Company may be unable to consummate future acquisitions or investments, in part due to the low market price if its stock, which could harm the Company’s growth strategy. If LiveWorld does acquire a company or make other types of acquisitions, the Company could have difficulty integrating the acquired services, personnel or technologies. These difficulties could disrupt its ongoing business, distract its management and employees, and increase its expenses.

System failures or slow downs would harm the Company’s reputation and thus reduce its attractiveness to its current and future business clients, users, network participants and advertisers

System failures would harm the Company’s reputation and reduce its attractiveness to clients. LiveWorld’s ability to attract potential business clients will depend significantly on the performance of its network infrastructure. In addition, a key element of its strategy is to effectively perform its collaborative online services for its business clients in order to increase the usage of its collaborative online services by business clients. Increased usage of the Company’s collaborative online services could strain the capacity of its infrastructure, resulting in a slowing or outage of its services and reduced traffic to its clients’ Web sites. LiveWorld may be unable to improve its technical infrastructure in relation to increased usage of its services. In addition, the Company’s users depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to the Company’s systems.

LiveWorld’s communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

A disaster could severely damage the Company’s ability to deliver its products and services to its customers. LiveWorld depends on its ability to maintain and protect its facilities, which include communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at facilities in San Jose, California. San Jose is located on or near a known earthquake fault zone. Further, California has experienced power outages due to a shortage in the supply of power within the state, and these outages could increase in frequency as the warm summer months approach. Power outages could interrupt our operations and also the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events, such as computer viruses or electronic break-ins, any of which could disrupt its Web sites. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

LiveWorld must keep pace with rapid technological change and the intense competition of the Internet industry in order to succeed

LiveWorld’s market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intense competition in the industry exacerbate these market characteristics. In addition, in recent months many Internet-related companies, similar to LiveWorld, have consolidated or restructured in order to remain competitive within the Internet industry. To succeed, LiveWorld will need to effectively implement its restructuring, integrate the various software programs and tools required to enhance and improve its service offerings and manage its business. Any enhancements or new services or features must meet the requirements of its current and prospective clients and must achieve significant market acceptance. The Company’s success also will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services. LiveWorld could also incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes.

LiveWorld depends on third-party software for a variety of services and functions and, if this software does not function properly, the Company would need to purchase new software or develop the software itself, which could cause a temporary disruption in its business

If software purchased from third parties to perform the Company’s services does not function properly or is not updated, the Company would need to purchase new software from other third-party providers. Even though the third-party software LiveWorld currently uses is easily replaced through multiple other third-party providers, and although the Company could develop the necessary software programs itself, each of these alternatives would require an unplanned increase in operating expenses and could cause a disruption in its business.

LiveWorld’s ability to deliver its services to its users may also be harmed if other software the Company has purchased from third parties, such as Oracle databases, Microsoft Exchange for real-time chat and Netscape Web Servers, is not reliable or does not function properly.

Changes in government regulation could limit LiveWorld’s Internet activities or result in additional costs of doing business on the Internet

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

•	user privacy and expression;
•	the rights and safety of children;
•	information security;
•	the convergence of traditional channels with Internet commerce; and
•	taxation and pricing.

If Internet Service Providers become regulated in a manner similar to long distance telephone carriers, Internet growth may slow which would cause the Company’s revenues to decrease

If Internet growth slows due to proposals to regulate Internet service providers in a way similar to long distance telephone carriers, LiveWorld’s volume and the demand for its collaborative online services would decline, causing its revenues to decrease further. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

LiveWorld may be subject to liability for publishing or distributing content over the Internet

LiveWorld may be subject to claims relating to content that is published on or downloaded from its Web sites or its clients’ Web sites. The Company also could be subject to liability for content that is accessible from its Web sites through links to other Web sites. Although LiveWorld has carried general liability and multimedia liability insurance, the Company’s insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. In addition, any claims like this, with or without merit, would result in the diversion of its financial resources and management personnel.

LiveWorld may be liable for misappropriation by others of its users’ personal information

If third parties were able to penetrate the Company’s network security or otherwise misappropriate its users’ personal information, LiveWorld could be subject to liability. These could include claims for impersonation or other similar fraud claims.

LiveWorld may be liable for its use or sale of its users’ personal information

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

LiveWorld is dependent on the trademark “LiveWorld,” and if the Company could not use this mark, it would need to re-implement its Web sites and re-build its brand identity

LiveWorld is dependent on the trademark “LiveWorld.” If the Company were prevented from using this trademark, it would need to re-implement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients, network participants and advertisers. If this were to happen, LiveWorld’s operating expenses might substantially increase.

Claims of infringement by LiveWorld of the intellectual property rights of third parties could substantially increase its operating expenses and harm its ability to conduct business

Other parties may assert claims of infringement of intellectual property or other proprietary rights against LiveWorld, and in fact, the Company has been subject to such claims in the past. These claims, even if without merit, could require the Company to expend significant financial and managerial resources. Furthermore, if claims like this were successful, LiveWorld might be required to change its trademarks, alter its content or pay financial damages, any of which could substantially increase its operating expenses. The Company also may be required to obtain licenses from others to refine, develop, market and deliver new services. LiveWorld may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. LiveWorld has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by the Company and its licensees.

LiveWorld’s stock price may continue to be depressed due to broad economic, market and industry factors beyond its control

LiveWorld’s stock price may continue to be depressed due to a variety of factors, including factors beyond its control. These broad market and industry factors could continue to harm the market price of its Common Stock, regardless of the Company’s performance. These factors include:

•	announcements by the Company or its competitors, including the Company’s announcement of its restructurings;
•	conditions or trends in the Internet services industry;
•	changes in the market valuations of Internet companies;
•	additions or departures of key personnel; and
•	sales of substantial amounts of its Common Stock or other securities in the open market.

General political and economic conditions, such as recession or interest rate or currency rate fluctuations, also could harm the market price of the Company’s common stock.

LiveWorld’s undesignated preferred stock may inhibit potential acquisition bids for the Company, cause the market price for its common stock to fall and diminish the voting rights of the holders of its common stock

If the Company’s Board of Directors (“Board”) issues preferred stock, potential acquirers may not make acquisition bids for the Company, the Company’s stock price may fall and the voting rights of existing stockholders may diminish as a result. The Board has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. The Board can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by the stockholders.

LiveWorld has anti-takeover defenses that could delay or prevent an acquisition of the Company

Provisions of LiveWorld’s Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the stockholders.

The low price of our common stock can reduce liquidity for stockholders

LiveWorld’s common stock is currently traded on the over-the-counter bulletin board market, after being delisted from the Nasdaq National Market on May 1, 2001 because its bid price fell below the minimum $1.00. This change makes it more difficult for investors to purchase or sell stock or obtain accurate quotations as to the price of its securities.

LiveWorld’s stock price has traded far below the initial offering price and could remain at this low price, which could affect its ability to acquire other companies, leave it vulnerable to take over attempts and result in securities class action litigation.

Since LiveWorld’s initial public offering (“IPO”) in July 1999, the market price of its common stock has generally traded at or significantly below the initial offering price of $12.00 per share, and has traded below $1.00 continuously since October 2000. If the price per share does not increase, the Company’s investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of its common stock may hamper the Company’s ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leaving it vulnerable to a hostile takeover and result in securities class action litigation.

PART II.    OTHER INFORMATION

Ite m 1.    Legal Proceedings

LiveWorld has initiated legal action against two parties, MatchNet PLC and a subsidiary of myESP Corporation (“myESP” and also known as Talk City). Please refer to our 2001 Annual Report on Form 10-K for more information related to these proceedings. Regarding the myESP action, in April and May 2002 defendant depositions were taken and LiveWorld has submitted multiple claims for payment of administrative costs in the bankruptcy proceeding.

While LiveWorld believes it has meritorious claims in all of these legal actions, there can be no guarantee that LiveWorld will prevail, that LiveWorld will collect any money or recover any assets or even recover its legal expenses associated with these actions. Further, while LiveWorld believes that MyESP’s counterclaims are baseless and without merit, there can be no guarantee that LiveWorld will not incur liabilities associated with these claims. LiveWorld has not recorded any of the receivables related to these claims in its financial statements. However the cost of litigation, if not successful, diversion of management time and focus, and possibly other expenses associated with the ongoing operations of Talk City for which the Company may not be reimbursed, could materially adversely affect the financial position, results of operations and cash flows of the Company.

We may, from time to time, become party to various legal proceedings in the ordinary course of business.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
10.23	Executive Severance Plan, dated January 1, 2000.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEWORLD, INC. (Registrant)

Date: May 14, 2002	By:	/s/ PETER H. FRIEDMAN
Peter H. Friedman President and Chief Executive Officer (principal financial or chief financial officer and duly authorized signatory)