Form 10QSB
period 2002-06-30
LIVEWORLD INC
filed 2002-08-16
CIK 1080088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-26657

LIVEWORLD, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0426524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

307 Orchard City Drive, Suite 110 Campbell, California	95008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 871-5200

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at August 5, 2002 was 25,358,874

Transitional Small Business Disclosure Format   Yes ☐  No ☒

LIVEWORLD, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

LIVEWORLD, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$1,534	$1,602
Short term investments	—	1,800
Accounts receivable, net	325	438
Prepaid expenses and other current assets	117	365

Total current assets	1,976	4,205
Property and equipment, net	460	737
Other assets	709	919

Total assets	$3,145	$5,861

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$—	$21
Accounts payable	131	266
Accrued liabilities	770	817
Deferred revenue	132	175

Total current liabilities	1,033	1,279

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	135,133	134,952
Deferred stock based compensation	(108)	(43)
Accumulated deficit	(132,916)	(130,330)
Treasury Stock, 54,687 common shares at cost	(22)	(22)

Total stockholders’ equity	2,112	4,582

Total liabilities and stockholders’ equity	$3,145	$5,861

See accompanying notes to the condensed financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Online Marketing Services	$454	$1,121	$976	$2,579
Network services	—	66	—	282

Total revenue	454	1,187	976	2,861
Cost of revenue	619	1,953	1,321	4,984

Gross margin	(165)	(766)	(345)	(2,123)

Operating expenses:
Product development	245	1,067	482	2,644
Sales and marketing	295	612	658	1,804
General and administrative	534	2,081	1,175	4,073
Restructuring charges	—	297	—	504
Noncash advertising and promotional charges	—	1,156	—	2,171
Loss on Sale of Assets	—	1,792	—	2,052
Amortization of goodwill	—	2,312	—	2,483

Total operating expenses	1,074	9,317	2,315	15,471

Loss from operations	(1,239)	(10,083)	(2,660)	(17,594)
Interest income, net	21	115	74	344

Net loss	$(1,218)	$(9,968)	$(2,586)	$(17,250)

Basic and diluted net loss per common share	$(0.05)	$(0.40)	$(0.10)	$(0.69)

Weighted average basic and diluted common shares outstanding	25,305	25,201	25,300	25,110

See accompanying notes to the condensed financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(2,586)	$(17,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	281	1,412
Amortization and write-down of goodwill	—	2,483
Loss on sale of property and equipment	—	2,052
Stock compensation expense (credit)	116	(171)
Noncash advertising and promotional charges	—	2,171
(Decrease) increase in accounts receivable allowance	(651)	410
Changes in operating assets and liabilities:
Accounts receivable	764	601
Prepaid expenses and other current assets	248	722
Accounts payable	(135)	(653)
Accrued liabilities	(47)	(1,058)
Deferred revenue	(43)	(30)

Net cash used in operating activities	(2,053)	(9,311)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(324)
Proceeds from sale of property and equipment	—	510
Proceeds from sale of short-term investments	1,800	6,980
Other assets	210	694

Net cash provided by investing activities	2,006	7,860

Cash flows from financing activities:
Repayment of notes payable	(21)	(46)

Net cash used in financing activities	(21)	(46)

Net decrease in cash and cash equivalents	(68)	(1,497)
Cash and cash equivalents at beginning of period	1,602	6,989

Cash and cash equivalents at end of period	$1,534	$5,492

Cash paid during the period for interest	$—	$2

See accompanying notes to the condensed financial statements

LIVEWORLD, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The condensed financial statements have been prepared by LiveWorld, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of LiveWorld, Inc. (“LiveWorld” or the “Company”). Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in the footnotes, necessary for a fair presentation of the financial position at June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. The condensed balance sheet at December 31, 2001 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior period’s financial statements to conform to the June 30, 2002 presentation. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

As of June 30, 2002, we had approximately $1.5 million in cash and cash equivalents and do not have other sources of funding. As of June 30, 2002 for the Company to sustain operations over the next year, it would need to increase revenues, further reduce expenses and/or raise additional funds. Any of these conditions may not be attained which could force the Company to cease operations. See “Management’s Discussion and Analysis—Overview” for additional information about the Company’s July 2002 restructuring.

2.    NATURE OF OPERATIONS

LiveWorld, Inc. was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. In April 1999, the Company changed its name from LiveWorld Productions, Inc. to Talk City, Inc. On May 8, 2001, the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc. The Company is a provider of online collaborative services for online meeting, customer support and loyalty marketing solutions for Fortune 1000 companies. The Company offers businesses in a wide range of services which include: live online meetings and presentations; customer support services including support Q&A discussion boards and live chat; loyalty marketing services including online product introduction and promotional events, and developer, channel and enthusiast community networks; market research services and consulting services. The Company generates revenues by selling its online collaborative services to corporations of various sizes within several industries. LiveWorld has incurred operating losses since inception through June 30, 2002. The Company had an accumulated deficit of $133 million as of June 30, 2002.

3.    ACCRUED LIABILITIES

Accrued liabilities consist of:	June 30, 2002	December 31, 2001
	(In thousands)
Accrued compensation and benefits	$207	$258
Accrued general and administrative expenses	458	408
Other accrued liabilities	105	151

	$770	$817

4.    SEGMENT REPORTING

The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

The Company’s operations and assets are based in the United States, and substantially all of its revenues have been earned from customers in North America. For the six months ended June 30, 2002, one of the Company’s clients was responsible for $387,233 or 40% of the Company’s revenue. Total receivables from this client were $138,317 on June 30, 2002.

5.    STOCK OPTION PLAN AND NET LOSS PER COMMON SHARE

Diluted net loss per common share does not include the effects of the following potentially dilutive securities:

	June 30, 2002	June 30, 2001
	(In thousands)
Common Stock Options	10,526	5,471
Common Stock Warrants	991	991
Unvested Common Stock Subject to Repurchase	0	2

	11,517	6,464

The average exercise price of the Common Stock Options was $0.03 and $3.43 as of June 30, 2002 and June 30, 2001, respectively. The average exercise price of the Common Stock Warrants was $5.83 as of June 30, 2002 and 2001.

In January 2002, the Board of Directors granted new stock options and repriced existing stock options. The fair market value of the common stock on the date of grant was $0.04.

The options granted under the Company’s stock option plans were made to existing employees, members of the Board of Directors and advisors and amounted to 5,252,500 options with an exercise price of $0.034 per share. Of these, 735,000 vested immediately and the remainder vest ratably over approximately 20 to 24 months. Concurrently with the granting of these shares, 4,827,500 options with a weighted average exercise price of $0.08 were cancelled. Granting of the new repriced options will require the holders of existing options to elect to cancel their current options in order to receive the new options with a lower exercise price. For the 4,827,500 options cancelled and reissued, the Company uses variable award accounting.

During the quarter ended June 30, 2002, options for 50,000 shares were granted and options for 355,833 shares were cancelled. On January 1, 2002, the number of shares reserved for grant increased by 1,767,237 under the evergreen provisions of the 1996 Stock Option Plan. As of June 30, 2002, the number of options issued under the Company’s stock option plans was equal to 5,550,583 shares and the number of shares available for grant was 4,574,947. As of June 30, 2002 the Company had 4,472,500 options subject to variable award accounting.

Additionally, in January 2002, the Company granted options to purchase 4,975,000 shares at $0.01 per share to senior executives, advisors and members of the Board of Directors. These options were granted outside of the 1996 Stock Option Plan and vest ratably over 24 months.

During the quarter ended June 30, 2002, the Company recorded negative stock compensation expense of $24,000 due to a decline in the market price of the Company’s stock. During the quarter ended June 30, 2001, there was a stock compensation expense of $17,000. During the six months ended June 30, 2002 and 2001, stock compensation expense was $116,000 and a negative $171,000, respectively.

6.    SUBSEQUENT EVENTS

In July 2002, the Company underwent a restructuring of operations to further reduce expenses as they relate to revenue. As a result of the restructuring, the Company reduced its total headcount by 15 employees, or approximately 50% of its total workforce. The cost of this restructuring was approximately $120,000 and will be recorded in the quarter ended September 30, 2002. See “Management’s Discussion and Analysis—Overview” for more information on the restructuring and its financial impact.

In July 2002, the Company granted options to purchase 3,610,207 shares at $0.017 per share to each employee expected to remain with the Company, except the CEO who was not granted any additional options at that time. The options were granted at $0.017 per share, which was 85% of the fair market value (closing price on the day of the grant approval). Separately, the vesting period was accelerated and the exercise period was extended to five years for 300,000 employee stock options relating to approximately 15 laid off employees.

In July 2002, the Company, as part of an overall cost savings strategy, decided to not to renew its insurance policy covering directors and officers liability, which lapsed on July 20, 2002. Consequently, the outside members of the Company’s board of directors resigned their positions, leaving Peter Friedman, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, as the sole board member.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use the words “anticipate”, “estimate”, “project”, “intend”, “expect”, “plan”, “believe”, “should”, “likely” and similar expressions, we are making forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events and include statements regarding our expectations or beliefs that cost of revenues, product development expenses, sales and marketing expenses, will remain flat in absolute dollars as a result of cost savings pursuant to the restructurings; general and administrative expenses will stay flat or decrease slightly in absolute dollars; our ability or inability to fund our operations and continue as a going concern; our costs associated with legal actions declining in the future; the effect of the reduction in cash spending levels in extending the Company’s cash runway; and our ability to extend our operations on our existing cash. Actual results could differ materially up, down or otherwise from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not limited to: the effectiveness of our restructurings and our continued ability to control costs; whether we will continue to incur significant losses and our ability to generate sufficient revenues to provide cash for operations; the success of our ongoing litigation; our ability to grow our business; the feasibility of securing additional financing and the resultant possible shareholder dilution; and whether we are forced to cease operation due to any of the foregoing. In addition to the foregoing, please see the section of this report entitled “Risk Factors That May Affect Results of Operations and Financial Condition” for a description of those factors that might cause actual results to differ from those projected in the forward-looking statements herein.

Overview

LiveWorld, Inc. is a provider of collaborative services for online meetings, customer support and loyalty marketing solutions for Fortune 1000 Companies. See our 2001 Annual Report on Form 10-K for a further discussion of our business.

In July 2002, the Company underwent a restructuring of operations to further reduce expenses. We expect that these changes will begin to reduce expenses late in the quarter ended September 30, 2002. In an effort to reduce spending in all functional areas of the Company the restructuring plan includes a reduction in non-headcount spending, a reduction in the number of employees (by 15, or approximately 50%) and an across the board salary reduction ranging from 15%-30% per person. We believe this restructuring will result in severance costs of approximately $120,000 in our September 30, 2002 quarter. In general, the actions are designed to bring cash spending in line with the level management believes is appropriate given current revenue levels, current cash position and the slowly improving overall economy. Management currently expects that this reduction in cash spending level, combined with roughly flat revenue run rates will significantly extend the company’s cash runway.

An additional cost reduction measure includes the downsizing of the Board of Directors to one person and eliminating the Company’s directors and officers liability insurance. The lack of such insurance may make it difficult for the Company to attract other board members if the company decides to expand the board. The Company does not expect to expand the board in the short term.

Following is information about the Company’s restructuring:

Revenue:    Management currently expects the Company’s quarterly revenues during 2002 to remain roughly flat in the range of $440K-$650K per fiscal quarter.

•
Significant contracts recently have been signed including a major expansion of LiveWorld’s business with eBay, renewals of LiveWorld’s contracts with HBO, FoodTV, Sears and Sony, and new contracts with The New York Public Library, breastcancer.org and Intel.

•
While these contracts and signs of the economy improving are encouraging, management considers the overall environment to continue to be challenging and improvement in the economy to be positive, but slow.

Cash Spending:    Continuing its strategy of aggressive management of expenses and cash position, LiveWorld is undertaking a significant restructuring during Q3 2002, to further reduce expenses.

•
The restructuring is intended to bring cash spending in line with the level management believes is appropriate given current revenue levels, current cash position and the slowly improving overall economy.

•	The new reduced run rate of cash spending is currently expected be effective in Q4 2002, following a Q3 2002 transition quarter.

•
Management expects to reduce its quarterly cash spending by approximately 50%-60% (compared to Q2 2002) to the range of $550K-$650K per quarter, thus bringing cash spending closer to currently expected revenue run rates.

•
Spending is being reduced in all functional areas of the company and includes a reduction in non-headcount spending, a reduction in the number of employees (by approximately 50%) and an across the board salary reduction ranging from 15%-30% per person.

•
The Company’s EVP & Chief Community Officer and co-founder Jenna Woodul will have her salary reduced by 30% to an annual salary of $95,000. With this change, Ms Woodul’s salary has been reduced by 51% since mid-2001.The Company’s Chairman & CEO and founder Peter Friedman will have his salary reduced by 30% to an annual salary of $140,000. With this change, Mr Friedman’s salary has been reduced by 52% since mid-2001.

•	Management currently expects that this reduction in cash spending level, combined with roughly flat revenue run rates will significantly extend the company’s cash runway.

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

Results of Operations—Three- and Six-Month Periods Ended June 30, 2002 and 2001

Our net loss for second quarter of 2002 was $1.2 million, compared to $10 million in the second quarter of 2001. The net loss for the six months period of 2002 was $2.6 million, compared to $17.3 million for the same period in 2001.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in LiveWorld’s Condensed Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Online services	100%	94%	100%	90%
Consumer network and syndication services	—	6	—	10

Total revenues	100	100	100	100
Cost of revenues	136	165	135	174

Gross margin	(36)	(65)	(35)	(74)
Operating expenses:
Product development	54	90	49	92
Sales and marketing	65	52	67	63
General and administrative	118	175	120	142
Restructuring charges	—	25	—	18
Non-cash advertising and promotional charges	—	97	—	76
Loss on Sale of Assets	—	151	—	63
Amortization of goodwill	—	195	—	87

Total operating expenses	237	785	236	541

Loss from operations	(273)	(850)	(271)	(615)
Interest income (expense), net	5	10	7	12

Net loss	(268)%	(840)%	(264)%	(603)%

Revenues.    Net revenue decreased 62% to approximately $0.5 million for the three months ended June 30, 2002, from $1.2 million for the three months ended June 30, 2001, a decrease of approximately $0.7 million. For the six months ended June 30, 2002, net revenue decreased 66% to $1.0 million, from $2.9 million for the six months ended June 30, 2001. This decrease was due primarily to the Company exiting the consumer network and syndication services business in May 2001. Additionally, the remaining online collaborative services business decreased in 2002 due to decreases in the number of business clients and decreases in the amount of their purchases. As a result of the decrease in revenues, our accounts receivables have decreased by $1.2 million from June 30, 2001 to June 30, 2002. Revenues from online collaborative services declined in each of the last five quarters and we expect such revenues in the near future to be approximately flat. However, given the volatility of the current economic environment, we cannot predict and cannot give financial guidance regarding increases or decreases in future revenues.

Cost of Revenue.    Cost of revenue was $0.6 million, or 136% of total revenue, for the three months ended June 30, 2002, compared to $2.0 million, or 165% of total revenue, for the three months ended June 30, 2001, a decrease of approximately $1.4 million. The quarterly decrease is due to a reduction of $0.3 million in salary, $0.5 million in depreciation expense, $0.1 million in software license fees, $0.1 million in rent and $0.2 million in maintenance contracts. Cost of revenue was $1.3 million or 135% of total revenue for the six months ended June 30, 2002 compared to $5.0 million or 174% of total revenue for the six months ended June 30, 2001, a decrease in absolute dollars by $3.7 million. This decrease was primarily due to lower network costs and personnel-related costs resulting from the reductions in headcount and compensation reductions stemming from the restructurings in 2001. In addition, the Company had lower expenses of $0.2 million in server hosting fees, a $0.3 million decrease in fees associated with outside contractors and a $0.5 million decrease in customer service costs. Costs of revenue, in absolute terms, declined during each of the past 5 quarters and we expect cost of revenues in the future to decline or vary with the level of revenue. See additional information about the July 2002 restructuring described above.

Product Development.    Product development expenses for the three months ended June 30, 2002 and 2001 were approximately $0.2 million, or 54% of total revenue, and $1.0 million, or 90% of total revenue respectively. Product development expenses for the six months ended June 30, 2002 and June 30, 2001 were approximately $0.5 million and $2.6 million respectively. The decreases in absolute dollars were primarily attributable to lower personnel-related costs as a result of the Company’s restructurings and the streamlining of product offerings. We expect product development expenses in the future to decline. See additional information about the July 2002 restructuring described above.

Sales and Marketing.    Sales and marketing expenses for the three months ended June 30, 2002 and 2001 were approximately $0.3 million, or 65% of total revenue, and approximately $0.6 million, or 52% of total revenue, respectively. Sales and marketing expenses for the six months ended June 30, 2002 and 2001 were approximately $0.7 million and $1.8 million respectively. The decreases in absolute dollars in sales and marketing expenses for the quarter were primarily attributable to a decrease in non-cash advertising expenses and by a decrease in sales and marketing personnel and compensation reductions resulting from the restructurings. We expect marketing and sales expenses in the future to decline or vary with the level of revenues. See additional information about the July 2002 restructuring described above.

General and Administrative.    General and administrative expenses for the three months ended June 30, 2002 and 2001 were approximately $0.5 million or 117% of total revenue, and $2.0 million, or 175% of total revenue, respectively. The decreases were due to lower personnel-related costs as a result of the Company restructurings and a decrease of $0.4 million in bad debt expense, $0.4 million in rent expense, $0.1 million in maintenance contracts and $0.1 million in depreciation expense. General and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $1.1 million and $4.0 million respectively. The $2.9 million decrease in general and administrative costs was attributable primarily to a reduction in headcount and reduction in compensation levels. In addition the Company had lower expenses of $0.8 million related to bad debt expense, a $0.8 million decrease in building rent and a $0.3 million decrease in depreciation expense. For the three months ended March 31, 2002 and for the three months ended June 30, 2002, the Company incurred approximately $0.276 million $0.250 million respectively for legal costs related to the legal actions against the Talk City subsidiary of myESP Corporation and its related bankruptcy filings (for a further discussion of this matter please see our 2001 Annual Report on Form 10-K, Item 3 and Part II, Item 1 of this report). We expect that general and administrative costs will decline in absolute dollars in the future due to the reductions in personnel, salary reductions and level administrative costs. The amount of general and administrative expenses could be affected by legal costs associated with pending litigation. See additional information about the July 2002 restructuring described above.

Stock-Based Compensation Expense.    The Company has issued stock options that have resulted in non-cash stock-based compensation expense and variable award accounting. Total stock-based compensation expense was a credit of $24,000 for the quarter ended June 30, 2002. For the quarter ended June 2001, total stock-based compensation was $17,000. These charges and credits are included in general and administrative expense. In January 2002 the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. Under variable accounting, compensation is remeasured for unvested options at each balance sheet date until they are exercised, expire or are cancelled. The amount of non-cash compensation charges could increase over prior years, depending on the movement of the Company’s stock price. The accounting impact of these charges could be significant. For example, for every $0.01 increase in the stock price, the total non-cash compensation charge would be approximately $50,000. Thus, if the stock price were to increase by $0.50 per share, the total non-cash charge would be approximately $2.5 million.

Restructuring Charges.    For the three and six months ended June 2001 the total restructuring charges were $0.3 and $0.5 million respectively. The Company did not incur any restructuring charges for the three and six months ended June 30, 2002. For the restructuring that occurred in July 2002, there will be approximately $0.1 of severance costs recorded in the quarter ended September 30, 2002.

Interest Income, Net.    Interest income, net, includes income from LiveWorld’s cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three months ended June 30, 2002 and 2001 was approximately $21,000 and $115,000, respectively. Interest income, net for the six months ended June 30, 2002 and 2001 was approximately $74,000 and $344,000 respectively. The reduction in interest income, net, resulted from declining interest income on lower cash, cash equivalent and short-term investment balances, as well as lower interest rates earned on balances.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2002 we had approximately $1.5 million in cash and cash equivalents, a decrease of $1.9 million from the amount of cash and cash equivalents and short-term investments at December 31, 2001. Net cash used in operating activities was approximately $2.1 million and $9.3 millions for the six months ended June 30, 2002 and 2001 respectively.

Net cash provided by investing activities was approximately $2.0 million and $7.8 million for the six months ended June 30, 2002 and 2001 respectively. Cash provided by investing activities for the six months ended June 30, 2002 was primarily due to the maturation of a $1.8 million short-term certificate of deposit.

In July 2002, the Company underwent a restructuring of operations to further reduce expenses The impact of these changes will begin to reduce expenses late in the quarter ended September 30, 2002. In general, the actions are designed to bring cash spending in line with the level management believes is appropriate given current revenue levels, current cash position and the slowly improving overall economy. Management currently expects that this reduction in cash spending level, combined with roughly flat revenue run rates will significantly extend the company’s cash runway. See “Management’s Discussion and Analysis—Overview” for additional information about the July 2002 restructuring.

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to our product development, system infrastructure, marketing and selling our services and other factors. As a result of our restructurings and other expense management actions, we have significantly reduced our cash spending and are aggressively managing our expenses relative to our cash on hand. However, we have primarily relied on cash provided by our initial public offering in 1999 to fund operations. Our former independent accountants, in their Audit Report in the Company’s Annual Report on form 10-K dated March 15, 2002, stated that our cash position and accumulated deficit raise substantial doubt about our ability to continue as a going concern. As of June 30, 2002 we need to increase revenue, further reduce costs and/or seek outside funding to fully implement our business plan. See “Management’s Discussion and Analysis-Overview” for additional information about the July 2002 restructuring. Additionally, we will continue to evaluate possible acquisitions of and investments in complementary businesses, technologies, services or products and to expand our sales and marketing programs. We may need to raise additional funds in order to meet our operating needs, to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. We do not currently have a line of credit. In order to meet our long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all.

Risk Factors That May Affect Results of Operations and Financial Condition

LiveWorld has incurred losses since its inception and may need additional funding to sustain its operations

Since inception, LiveWorld has not generated sufficient funds through operations to support its business. Although LiveWorld has taken steps to reduce its costs and increase its revenues, it will likely need to increase revenue, further reduce costs and/or seek outside funding to fully implement its revised business plan. See “Management’s Discussion and Analysis—Overview” for additional information about the July 2002 restructuring. While LiveWorld from time to time evaluates its financing alternatives, including raising funds through debt and equity financing, mergers and/or acquisitions, no commitments for such funding are currently in place. There can be no assurance that LiveWorld will be successful in achieving such additional revenue, further cost reductions and/or debt or equity financing on acceptable terms or at all. If LiveWorld is unable to achieve any or all of these sources of cash it may be forced to cease operation. If LiveWorld is successful in obtaining additional equity financing it will likely result in significant dilution to LiveWorld stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by LiveWorld’s current stockholders.

If the recent restructurings of LiveWorld designed to refocus the Company’s business on collaborative online services, are not successful, the Company’s results of operations may further decline and the Company may be forced to cease operations

During 2000, 2001 and 2002, the Company underwent a series of restructurings and also sold its consumer network business unit so that it could clearly focus LiveWorld as a collaborative online services provider. The Company has also transitioned to a 100% fee-based collaborative services model. As a result of these restructurings, the Company reduced its total headcount by 201 employees, or approximately 86% of its total workforce as of December 31, 2001 and by an additional 15 employees, or an additional reduction of 50% of the workforce in July 2002. In addition, the sale of the consumer network business contributed to a decrease in LiveWorld’s revenues by approximately 60% in 2001. Also, revenue from the retained fee-based collaborative online services declined from 2000 to 2001 by 43% and continued to decline in 2002. If the restructurings do not generate sufficient revenues or reduce costs as planned, the Company’s operations will suffer and the Company may be forced to cease operations. See “Management’s Discussion and Analysis—Overview” for additional information about the July 2002 restructuring described above.

LiveWorld may be unable to achieve profitability or generate positive cash flow on a sustained basis and may be forced to cease operations

LiveWorld incurred net losses since its formation and it may be unable to achieve profitability in the future. Although the Company restructured its operations in 2000 and 2001, it incurred a net loss of $2.7 million in the six months ending June 30, 2002. The Company restructured again in July 2002. If the Company continues to incur net losses in future periods, and is unable to grow revenue, reduce costs and /or raise additional financing, it may be unable to achieve one or more key elements of its strategy, including the following:

•	fund ongoing operations;

•	increase the number of collaborative services clients;

•	increase its sales activities;

•	adequately inform the market about its product positioning and new products.

See “Management’s Discussion and Analysis—Overview” for additional information about the July 2002 restructuring.

LiveWorld’s involvement with current litigation could adversely affect the operating results of the Company

LiveWorld has initiated legal action against two parties. The most significant matter is litigation initiated by LiveWorld surrounding agreements with the Talk City subsidiary of myESP related to the sale and operation of LiveWorld’s former Consumer Networking business unit, Talk City, to the Talk City subsidiary of myESP. LiveWorld is seeking payments due to it from Talk City under an operating agreement, an asset purchase agreement and a loan and security agreement. LiveWorld is also seeking to recover monetary damages, from administrative claims in the context of Talk City’s Chapter 11 bankruptcy filing, legal fees and in lieu of full payment of monies due, the ability to reclaim the assets and business sold to Talk City. These claims total over $2 million. Talk City filed counterclaims against LiveWorld and subsequently filed for Chapter 11 bankruptcy. LiveWorld’s legal costs related to these actions were $0.25 million for the quarter ended June 30, 2002 and $0.27 million for the three months ended March 31, 2002. The Company expects the costs associated with these legal actions to decline in the future; however there is not assurance that they will not be significant.

LiveWorld has also initiated litigation against a former customer, MatchNet PLC, to collect on fees owed to it under contractual arrangements. The claims against MatchNet PLC amount to over $1 million. MatchNet has filed counterclaims against LiveWorld. While LiveWorld believes it will prevail in all of these legal actions, there can be no guarantee that LiveWorld will prevail, that LiveWorld will collect any money or recover any assets or even recover its legal expenses associated with these actions. Further, while LiveWorld believes that Talk City’s and MatchNet’s counterclaims are baseless and without merit, there can be no guarantee that LiveWorld will not incur liabilities associated with these claims that may be material to LiveWorld. The cost of litigation, if not successful, diversion of management time and focus, and possibly other expenses could materially adversely affect the financial position, results of operations and cash flows of the Company. In addition, we may not prevail in any of these matters and if we do prevail we may be unable to collect any judgments. See Part I, Item 3, Legal Proceedings, in the Company’s 2001 Annual Report on Form 10-K and Part II, Item 1 to this Report.

LiveWorld’s reduction in costs associated with its Board of Directors, the downsizing of its Board of Directors and associated board member resignations and the change in the Company’s auditor may increase the perceived risk to the Company by investors, suppliers and/or clients

During July and August 2002, for the sole purpose of enabling the company to further reduce its operating costs by eliminating costs related to the Board of Directors, such as directors and officers liability insurance, the Board of Directors approved reducing the size of the board to one person and subsequently the three outside members of our Board of Directors resigned their board positions, thereby leaving Peter Friedman, LiveWorld’s Chairman, and Chief Executive Officer, to fill the one remaining board seat. In association with these actions, the Company did not renew its directors and officers’ liability insurance policy. The lack of such insurance coverage may make it difficult to attract other board members and the Company does not intend to replace the exiting board members at this time. Subsequently the board decided to replace KPMG, LLP the Company’s auditor for the past several years, and appointed Stonefield, Josepheson, Inc. as the company’s auditor. The replacement of KPMG, LLP has no relation to the content or quality of the Company’s financials, accounting and reporting and there is no disagreement between KPMG, LLP and the Company regarding the content or quality of the Company’s financials or reporting. This change in the Company’s auditor may result in an increase in perceived risk to the Company, by investors, suppliers, and/or clients.

The Company is considering and may implement a range of additional cost reduction actions that may adversely effect the Company’s stock in price or trading status or may otherwise positively or negatively effect the financials, operations and/or perceptions about the Company

These possible actions include, but are not limited to:

•	additional cost reductions along the lines previously enacted by the company such as headcount, salary and not-headcount spending

•
reducing or eliminating costs associated with being a public Company, by such measures as taking the Company private, arranging the Company’s status such that it does not have to provide financial reports and/or have auditor provided reviews and audits, selling or merging the Company, changing what stock exchanges the Company’s stock trades on and/or removing the Company’s stock from trading on any stock exchanges

The implications on the Company of the recently approved federal law, the Sarbanes-Oxley Act are not yet fully understood

The United States Congress has recently enacted into law the Sarbanes-Oxley Act intended to regulate and/or impact the actions of public companies. Consistent with this Act, the Company’s CEO will certify the Company’s financial filings. Beyond that the Company has not yet fully reviewed and does not yet fully understand the implications of this new law or what aspects it may need to comply with. The Company may or may not be able or willing to implement all aspects of the new law, in which case the Company’s stock might be de-listed from trading exchanges and there might be other implications that could adversely affect the Company.

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

The Company’s results of operations could be adversely impacted because of the outstanding options to purchase the Company’s common stock

The Company has issued stock options, which result in stock-based compensation expense and variable award accounting. In 2001, the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. In January 2002, the Company repriced the options again. Under variable award accounting, compensation expense is remeasured for these options at each balance sheet date until they are exercised, expire or are cancelled. The amount of these non-cash charges could increase over prior years, depending on the movement of the Company’s stock price. The accounting impact of these charges could be significant. See “Management’s Discussion and Analysis—Stock-Based Compensation Expense.”

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

LiveWorld’s paid moderators could be viewed as employees rather than independent contractors, which could subject the Company to adverse tax and employee benefit consequences

LiveWorld treats its paid moderators, consisting of approximately 250 individuals as of December 31, 2001, as independent contractors. The number of moderators is decreasing in 2002 and was a larger number in previous years. The Company’s paid moderators sign independent contractor agreements and are paid a flat monthly fee or per hour. Laws governing the distinction between independent contractors are not entirely clear, and some jurisdictions may rule that the Company’s paid moderators are employees rather than independent contractors. If this happens, the Company could be subject to substantial tax and employee benefit liabilities as well as other penalties.

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

LiveWorld’s communications and other computer hardware operations are subject to disruptions which are out of its control and for which the Company may not have adequate insurance

A disaster could severely damage the Company’s ability to deliver its products and services to its customers. LiveWorld depends on its ability to maintain and protect its facilities, which include communications hardware and other computer hardware operations. These operations, which are separate from its principal offices, are located at facilities in Santa Clara County, California. Santa Clara County is located on or near a known earthquake fault zone. Further, California has experienced power outages due to a shortage in the supply of power within the state, and these outages could increase in frequency as the warm summer months approach. Power outages could interrupt our operations and also the operations of our vendors and subcontractors within the state of California. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events, such as computer viruses or electronic break-ins, any of which could disrupt its Web sites. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

LiveWorld may be liable for misappropriation by others of its users’ personal information

The Company could be subject to liability, if third parties were able to penetrate the Company’s network security or otherwise misappropriate the personal information associated with the sites of the Company’s business clients. These could include claims for impersonation or other similar fraud claims.

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

LiveWorld is dependent on the trademark “LiveWorld,” and if the Company could not use this mark, it would need to re-implement its Web sites and re-build its brand identity

LiveWorld is dependent on the trademark “LiveWorld.” If the Company were prevented from using this trademark, it would need to re-implement its Web sites and devise new hard copy materials, such as letterhead and merchandise. The Company would also need to re-build its brand identity with its business clients. If this were to happen, LiveWorld’s operating expenses might substantially increase.

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

The low price of our common stock can reduce liquidity for stockholders

LiveWorld’s common stock is currently traded on the over-the-counter bulletin board market, after being delisted from the Nasdaq National Market on May 1, 2001, as a result of its bid price falling below the minimum $1.00. This change makes it more difficult for investors to purchase or sell stock or obtain accurate quotations as to the price of its securities.

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

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

LiveWorld has initiated legal action against two parties, MatchNet PLC and Talk City, a subsidiary of myESP Corporation (“myESP” and also known as Talk City). Please refer to our 2001 Annual Report on Form 10-K for more information related to these proceedings. Regarding the Talk City action, during Q2 2002, LiveWorld submitted multiple administrative claims in the context of the Talk City Chapter 11 bankruptcy. The bankruptcy court has approved some of these claims, denied some of these claims and referred some of these claims for later consideration. The Court also approved LiveWorld’s motion for discovery. As part of this discovery, defendant depositions were taken during July 2002. During August, 2002 and prior to paying LiveWorld the approved administrative claims, Talk City Inc. filed for Chapter 7, shut down the Talk City site and informed LiveWorld that Talk City’s parent company, MyESP would also cease operations. LiveWorld’s total claims in this case amount to over $2 Million. Multiple additional motions are in progress in this case. Regarding the MatchNet action, during Q2 2002, defendant depositions were taken and LiveWorld subsequently amended its complaint against MatchNet to include fraud. LiveWorld’s total claims in this case amount to over $1 Million and LiveWorld may also seek additional punitive damages.

While LiveWorld believes it has meritorious claims in all of these legal actions, there can be no guarantee that LiveWorld will prevail, that LiveWorld will collect any money or recover any assets or even recover its legal expenses associated with these actions. Further, while LiveWorld believes that Talk City’s counterclaims and MatchNet’s counterclaims are baseless and without merit, there can be no guarantee that LiveWorld will not incur liabilities associated with these claims. LiveWorld has not recorded any of the receivables related to these claims in its financial statements unless actual cash payments have been received for them. However the cost of litigation, if not successful, diversion of management time and focus, for which the Company may not be reimbursed, could materially adversely affect the financial position, results of operations and cash flows of the Company.

We may, from time to time, become party to various legal proceedings in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

On July 19, 2002, the Company held its annual meeting of stockholders at its office in Campbell, CA. At such meeting, the following matters were voted upon by the Company’s stockholders, with the resultant votes:

Election of Peter H. Friedman as a director:
Votes For :	19,933,716
Votes Withheld:	113,928

Ratify KPMG, LLP as independent public accountants to the Company
Votes For :	19,840,681
Votes Against :	197,622
Votes Abstained:	9,348

Item 6.     Exhibits and Reports on Form 8-K

(a )    Exhibits filed for the second quarter of 2002:

Exhibit Number	Exhibit Description

99.1	Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEWORLD, INC. (Registrant)

Date:	August 15, 2002	By:	/s/ PETER H. FRIEDMAN Peter H. Friedman President and Chief Executive Officer (principal financial or chief financial officer and duly authorized signatory)