Form 10QSB
period 2002-09-30
LIVEWORLD INC
filed 2002-11-13
CIK 1080088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-26657

LIVEWORLD, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0426524
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

170 Knowles Dr. Ste. 211
Los Gatos, California	95030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 871-5200

Former name, former address and former fiscal year, if changed since last report:
307 Orchard City Drive, Suite 110, Campbell, CA 95008

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at November 1, 2002 was 25,358,874

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

LIVEWORLD, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIVEWORLD, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$864	$1,602
Short term investments	—	1,800
Accounts receivable, net	257	438
Prepaid expenses and other current assets	84	365

Total current assets	1,205	4,205
Property and equipment, net	331	737
Other assets	109	919

Total assets	$1,645	$5,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$—	$21
Accounts payable	15	266
Accrued liabilities	386	817
Deferred revenue	164	175

Total current liabilities	565	1,279

Stockholders’ equity:
Common stock	25	25
Additional paid-in-capital	135,142	134,952
Deferred stock based compensation	(74)	(43)
Accumulated deficit	(133,991)	(130,330)
Treasury Stock, 54,687 common shares at cost	(22)	(22)

Total stockholders’ equity	1,080	4,582

Total liabilities and stockholders’ equity	$1,645	$5,861

See accompanying notes to the condensed financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenues:
Online Marketing Services	$520	$1,076	$1,496	$3,655
Network services	—	—	—	282

Total revenue	520	1,076	1,496	3,937
Cost of revenue	283	1,109	1,604	6,093

Gross margin	237	(33)	(108)	(2,156)

Operating expenses:
Product development	130	708	612	3,352
Sales and marketing	120	379	778	2,183
General and administrative	382	904	1,553	4,976
Restructuring charges	152	347	152	851
Noncash advertising and promotional charges	—	—	—	2,171
Loss on Sale of Assets	2	—	2	1,792
Impairment of assets	531	2,302	531	2,302
Amortization of goodwill	—	18	—	2,501

Total operating expenses	1,317	4,658	3,628	20,128

Loss from operations	(1,080)	(4,691)	(3,736)	(22,284)
Interest income, net	5	65	75	409

Net loss	(1,075)	(4,626)	(3,661)	(21,875)
Basic and diluted net loss per common share	$(0.04)	$(0.18)	$(0.14)	$(0.87)

Weighted average basic and diluted common shares outstanding	25,312	25,282	25,318	25,168

See accompanying notes to the condensed financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001
Cash flows from operating activities:
Net loss	$(3,661)	$(21,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	409	4,580
Impairment of assets	531	2,302
Net loss on sale of property and equipment	2	2,051
Stock compensation expense (credit)	159	(147)
Noncash advertising and promotional charges	—	2,171
Decrease in accounts receivable allowance	(650)	(869)
Changes in operating assets and liabilities:
Accounts receivable	831	1,743
Prepaid expenses and other current assets	281	358
Accounts payable	(251)	(989)
Accrued liabilities	(431)	(1,386)
Deferred revenue	(11)	35

Net cash used in operating activities	(2,791)	(12,026)

Cash flows from investing activities:
Purchases of property and equipment	(12)	(324)
Proceeds from sale of property and equipment	7	510
Proceeds from sale of short-term investments	1,800	6,980
Other assets	279	1,046

Net cash provided by investing activities	2,074	8,212

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	—
Proceeds from sale of redeemable preferred stock, net of issuance costs	—	—
Proceeds from stock option and warrant exercises	—	—
Proceeds from repayment of stockholders' notes receivable	—	—
Proceeds from notes payable	—	—
Repayment of loan financing	—	—
Proceeds from sale of redeemable preferred stock, net of issuance costs	—	25
Repayment of notes payable	(21)	(59)

Net cash used in financing activities	(21)	(34)

Net decrease in cash and cash equivalents	(738)	(3,848)
Cash and cash equivalents at beginning of period	1,602	6,989

Cash and cash equivalents at end of period	$864	$3,141

Cash paid during the period for interest	$—	$3

See accompanying notes to the condensed financial statements

LIVEWORLD, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed financial statements have been prepared by LiveWorld, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of LiveWorld, Inc. (“LiveWorld” or the “Company”). Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments except as described in the footnotes, necessary for a fair presentation of the financial position at September 30, 2002 and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. The condensed balance sheet at December 31, 2001 has been derived from audited financial statements as of that date. Certain reclassifications have been made to the prior period’s financial statements to conform to the September 30, 2002 presentation. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

2.	NATURE OF OPERATIONS

LiveWorld, Inc. was incorporated in the state of California in March 1996 and reincorporated in the state of Delaware in July 1999. In April 1999, the Company changed its name from LiveWorld Productions, Inc. to Talk City, Inc. On May 8, 2001, the Company formally changed its name from Talk City, Inc. to LiveWorld, Inc. The Company is a provider of online collaborative services for online meeting, customer support and loyalty marketing solutions for Fortune 1000 companies. The Company offers businesses in a wide range of services which include: live online meetings and presentations; customer support services including support Q&A discussion boards and live chat; loyalty marketing services including online product introduction and promotional events, and developer, channel and enthusiast community networks; market research services and consulting services. The Company generates revenues by selling its online collaborative services to corporations of various sizes within several industries. LiveWorld has incurred operating losses since inception through September 30, 2002. The Company had an accumulated deficit of $134 million as of September 30, 2002.

3.	ACCRUED LIABILITIES

	September 30, 2002	December 31, 2001
	(In thousands)
Accrued liabilities consist of:
Accrued compensation and benefits	$134	$258
Accrued general and administrative expenses	99	408
Other accrued liabilities	153	151

	$386	$817

4.	SEGMENT REPORTING

The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

The Company’s operations and assets are based in the United States, and substantially all of its revenues have been earned from customers in North America. For the nine months ended September 30, 2002, one of the Company’s clients was responsible for $658,759 or 44% of the Company’s revenue. Total receivables from this client were $169,756 on September 30, 2002.

5.	STOCK OPTION PLAN AND NET LOSS PER COMMON SHARE

Diluted net loss per common share does not include the effects of the following potentially dilutive securities:

	September 30, 2002	September 30, 2001
	(In thousands)
Common Stock Options	13,500	6,226
Common Stock Warrants	991	991
Unvested Common Stock Subject to Repurchase	—	1

	14,491	7,218

The average exercise price of the Common Stock Options was $0.03 and $0.17 as of September 30, 2002 and September 30, 2001, respectively. The average exercise price of the Common Stock Warrants was $5.83 as of September 30, 2002 and 2001.

In January 2002, the Board of Directors granted new stock options and repriced existing stock options under the 1996 Stock Option Plan. The fair market value of the common stock on the date of grant was $0.04. The options granted were made to existing employees, members of the Board of Directors and advisors and amounted to 5,252,500 options with an exercise price of $0.034 per share. Of these, 735,000 vested immediately and the remainder vest ratably over approximately 20 to 24 months. Concurrently with the granting of these shares, 4,827,500 options with a weighted average exercise price of $0.08 were cancelled. Granting of the new repriced options require the holders of existing options to elect to cancel their current options in order to receive the new options with a lower exercise price. For the options cancelled and reissued, the Company uses variable award accounting.

During the quarter ended September 30, 2002, options for 3,710,206 shares were granted and options for 702,083 shares expired. The shares granted were at $0.17 per share or 85% of the market value on the date of grant. As of September 30, 2002, the number of options issued under the Company’s 1996 and 1999 stock option plans was equal to 8,558,706 shares and the number of shares available for grant was 1,566,824. As of September 30, 2002 the Company had 3,769,584 options subject to variable award accounting.

Additionally, in January 2002, the Company granted options under the Stand-Alone Stock Option Agreement to purchase 4,975,000 shares at $0.01 per share to senior executives, advisors and members of the Board of Directors. During the quarter ended September 30, 2002, options for 33,333 were cancelled. These options were granted outside of the 1996 and 1999 stock option plans and vest ratably over 24 months.

During the quarter ended September 30, 2002, the Company recorded stock compensation expense of $43,000. During the quarter ended September 30, 2001, there was a stock compensation expense of $24, 000. During the nine months ended September 30, 2002 and 2001, stock compensation expense was $159,000 and a negative $147,000, respectively

6.	RESTRUCTURING CHARGES

During Q3 2002 the Company underwent a restructuring of operations to further reduce expenses as they relate to revenue. As a result of the restructuring, the Company reduced its total headcount (contractor and employees) by 17 employees or approximately 50% of its total workforce. The cost of this restructuring was approximately $152,000 including $135,000 severance cost and $17,000 other costs. As of September 30, 2002 all the restructuring costs have been paid. Also as part of the Q3 restructuring, the Company had $531,250 held in an escrow account, which was payable to a LiveWorld employee that related to the acquisition of the RCI market research business in prior years. These funds were being amortized over 48 months. The employee was terminated as part of the restructuring and the balance in the escrow will continue to be paid out over the escrow period. Accordingly, the remaining balance of $531,250 of assets held in escrow at September 30, 2002 was written off and is shown as an impairment of assets charge in the quarter ended September 30, 2002. The assets held in this escrow account have not been included in the Company’s calculation of the Company’s cash balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use the words “anticipate”, “estimate”, “project”, “intend”, “expect”, “plan”, “believe”, “should”, “likely” and similar expressions, we are making forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events and include statements regarding our expectations or beliefs that cost of revenues, product development expenses, sales and marketing expenses, and general and administrative expenses will remain flat in absolute dollars as a result of cost savings pursuant to the restructurings or increase moderately with revenue: our ability or inability to fund our operations and continue as a going concern; our costs associated with legal actions declining in the future; the effect of the reduction in cash spending levels in extending the Company’s cash runway; and our ability to extend our operations on our existing cash. Actual results could differ materially up, down or otherwise from those projected in the forward-looking statements as a result of known and unknown risk factors and uncertainties, and you should not rely on these forward-looking statements. Such factors may include, but are not limited to: the state of the overall economy, the behavior of our major clients, the effectiveness of our restructurings and our continued ability to control costs; whether we will continue to incur significant losses and our ability to generate sufficient revenues to provide cash for operations; the success of our ongoing litigation; our ability to grow our business; the feasibility of securing additional financing and the resultant possible shareholder dilution; and whether we are forced to cease operation due to any of the foregoing. In addition to the foregoing, please see the section of this report entitled “Risk Factors That May Affect Results of Operations and Financial Condition” for a description of those factors that might cause actual results to differ from those projected in the forward-looking statements herein.

Overview

LiveWorld, Inc. is a provider of collaborative services for online meetings, customer support and loyalty marketing solutions for Fortune 1000 Companies. See our 2001 Annual Report on Form 10-K for a further discussion of our business.

In Q3, 2002, the Company underwent a restructurings of operations to further reduce expenses. These changes began to reduce expenses late in the quarter ended September 30, 2002. In an effort to reduce spending in all functional areas of the Company the restructuring plan included a reduction in non-headcount spending, a reduction in the number of employees and contractors (by 17, or approximately 50%) or and an across the board salary reduction ranging from 15%-30% per person. This restructuring resulted in costs of approximately $152,000 in our September 30, 2002 quarter as well as a non-cash write- off of assets held in escrow of $531,000. In general, the actions are designed to bring cash spending in line with the level management believes is appropriate given current revenue levels, current cash position and the slowly improving overall economy. Management currently expects that this reduction in cash spending level, combined with roughly flat revenue run rates will significantly extend the company’s cash runway.

An additional cost reduction measure included the downsizing in August 2002 of the Board of Directors to one person and eliminating the Company’s directors and officers liability insurance. The lack of such insurance may make it difficult for the Company to attract other board members if the company decides to expand the board. The Company does not expect to expand the board in the short term.

As of September 30, 2002, we had approximately $.9 million in cash and cash equivalents and do not have other sources of funding. The Company believes that as a result of its expense reductions, aggressive expense management and progress in operational management and revenue, it may have sufficient capital resources to sustain the business over the next year without raising additional funds. However, given the volatile nature of the general economy and the risks the Company faces (see “Risk Factors That May Affect Results of Operation and Financial Condition” below), the Company believes circumstances could easily change such that the Company would have to increase revenues, decrease expenses and/or raise additional funds to sustain operations over the next year.

Following is information about the Company’s restructuring:

Revenue: Management currently expects the Company’s quarterly revenues during the last quarter of 2002 to moderately increase and be in the range of $550,000 to $650,000 for the quarter. However the volatile economy and the state of the business are such that revenue could be lower or higher and, as such, the Company is not, at this time, providing forward-looking financial guidance relative to periods beyond 2002.

*	Significant contracts recently have been signed including expansion of LiveWorld’s business with eBay, as well as renewals and new contracts with other companies.

*
While these contracts and signs of the economy improving are encouraging, management considers the overall environment to continue to be challenging and improvement in the economy to be positive, but slow.

Cash Spending: Continuing its strategy of aggressive management of expenses and cash position, LiveWorld undertook a significant restructuring during Q3 2002, to further reduce expenses.

*
The restructuring was intended to bring cash spending in line with the level management believes is appropriate given current revenue levels, current cash position and the slowly improving overall economy.

*	The new reduced run rate of cash spending is currently expected be effective in Q4 2002, following a Q3 2002 transition quarter.

*
Management expects the reduced quarterly cash spending going forward to be approximately 50%-60% of cash spending in Q2 2002 and in the range of $550K-$650K per quarter, thus bringing cash spending closer to currently expected revenue run rates.

*
Spending was reduced in all functional areas of the company and included a reduction in non-headcount spending, a reduction in the number of employees (by approximately 50%) and an across the board salary reduction ranging from 15%-30% per person.

*
The Company’s EVP & Chief Community Officer and co-founder Jenna Woodul had her salary reduced by 30% to an annual salary of $95,000. With this change, Ms Woodul’s salary has been reduced by 51% since mid-2001.The Company’s Chairman & CEO and founder Peter Friedman had his salary reduced by 30% to an annual salary of $140,000. With this change, Mr Friedman’s salary has been reduced by 52% since mid-2001.

*	Management currently expects that this reduction in cash spending level, combined with roughly flat revenue run rates will significantly extend the company’s cash runway.

The Company believes that the decreases in expenses and losses reflect management’s aggressive approach to cost and cash management, including expense management, cost reductions, collections and the termination of the lease for its former headquarters building. However, these events and results cannot necessarily be taken as an indicator of results for future quarters.

Because of extreme uncertainty in the market we cannot predict the amount of our future revenues and expenses nor resulting cash flows.

Results of Operations-Three and Nine-Month Periods Ended September 30, 2002 and 2001

Our net loss for the third quarter of 2002, including restructuring charges and other transition costs, was $1.1 million, compared to $4.6 million in the third quarter of 2001 and compared to a $1.2 million net loss for the second quarter of 2002. The net loss, including restructuring charges and other transition costs, for the nine months period of 2002 was $3.6 million, compared to $21.8 million for the same period in 2001. Our cash usage, including restructuring charges and other transition costs, for the third quarter of 2002 was $0.7 million compared to $2.4 million for the third quarter of 2001, and $1.1 million for the second quarter of 2002.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in LiveWorld’s Condensed Financial Statements:

	Three Months Ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Online services	100%	100%	100%	93%
Consumer network and syndication services	—	—	—	7

Total revenues	100	100	100	100
Cost of revenues	54	103	107	155

Gross margin	46	(3)	(7)	(55)
Operating expenses:
Product development	25	66	41	85
Sales and marketing	23	35	52	55
General and administrative	74	84	105	126
Restructuring charges	29	32	10	22
Non-cash advertising and promotional charges	—	—	—	55
(Gain)/Loss on Sale of Assets	—	—	—	46
Impairment of assets	102	214	35	58
Amortization of goodwill	—	2	—	64

Total operating expenses	253	433	243	511

Loss from operations	(207)	(436)	(250)	(566)
Interest income (expense), net	—	6	5	10

Net loss	(207)%	(430)%	(245)%	(556)%

Revenues. Net revenue decreased 52% to approximately $0.5 million for the three months ended September 30, 2002, from $1.1 million for the three months ended September 30, 2001, a decrease of approximately $0.6 million. For the nine months ended September 30, 2002, net revenue decreased 62% to $1.5 million, from $3.9 million for the nine months ended September 30, 2001. This decrease was due partially to the Company exiting the consumer network and syndication services business in May 2001. Additionally, the remaining online collaborative services business decreased in 2002 due to decreases in the number of business clients and decreases in the amount of their purchases. As a result of the decrease in revenues, our accounts receivables have decreased by $1.4 million from September 30, 2001 to September 30, 2002. Revenues from online collaborative services declined in each of the last eight quarters ended June 30, 2002 and then increased by approximately 15% from $454,000 in the quarter ended June 30, 2002 to $520,000 in the quarter ended September 30, 2002. We expect revenues in the near future to be approximately flat or to increase moderately or to decrease moderately. However, given the volatility of the current economic environment, we cannot predict and cannot give financial guidance regarding increases or decreases in future revenues.

Cost of Revenue. Cost of revenue was $0.3 million, or 54% of total revenue, for the three months ended September 30, 2002, compared to $1.1 million, or 103% of total revenue, for the three months ended September 30, 2001, a decrease of approximately $.8 million. The quarterly decrease is due to a reduction of $0.4 million in salary, $0.2 million in depreciation expense, $0.1 million in software license fees, and $0.1 million in rent. The three months ended September 30, 2002 included a benefit of $0.1 million due to the reversal of accrued networking costs, which was no longer necessary. Cost of revenue was $1.6 million or 107% of total revenue for the nine months ended September 30, 2002 compared to $6.1 million or 155% of total revenue for the nine months ended September 30, 2001, a decrease in absolute dollars by $4.5 million. This decrease was primarily due to lower network costs and personnel-related costs resulting from the reductions in headcount and compensation reductions stemming from the restructurings in 2001. Costs of revenue, in absolute terms, declined during each of the past 8 quarters and we expect cost of revenues in the future to be flat or vary with the level of revenue.

Product Development. Product development expenses for the three months ended September 30, 2002 and 2001 were approximately $0.1 million, or 25% of total revenue, and $0.7 million, or 66% of total revenue respectively. Product development expenses for the nine months ended September 30, 2002 and September 30, 2001 were approximately $0.6 million and $3.3 million respectively. The decreases in absolute dollars were primarily attributable to lower personnel-related costs as a result of the Company’s restructurings and the streamlining of product offerings. We expect product development expenses in the future to be flat or vary with the level of revenue.

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2002 and 2001 were approximately $0.1 million, or 23% of total revenue, and approximately $0.4 million, or 35% of total revenue, respectively. Sales and marketing expenses for the nine months ended September 30, 2002 and 2001 were approximately $0.8 million and $2.2 million respectively. The decreases in absolute dollars in sales and marketing expenses for the quarter were primarily attributable to a decrease in online advertising expenses and a decrease in sales and marketing personnel and compensation reductions resulting from the restructurings. We expect marketing and sales expenses in the future to be flat or vary with the level of revenues.

General and Administrative. General and administrative expenses for the three months ended September 30, 2002 and 2001 were approximately $0.4 million or 74% of total revenue, and $0.9 million, or 84% of total revenue, respectively. The decreases were due to lower personnel related costs as a result of the Company restructurings and a decrease of $0.3 million in bad debt expense and $0.1 million in depreciation expense. General and administrative expenses for the nine months ended September 30, 2002 and 2001 were approximately $1.6 million and $5.0 million respectively. The $3.4 million decrease in general and administrative costs was attributable primarily to a reduction in headcount and reduction in compensation levels. For the three months and nine ended September 30, 2002, the Company incurred approximately $80,000 and $600,000 respectively for legal costs related to the legal actions against the Talk City subsidiary of myESP Corporation and its related bankruptcy filings (for a further discussion of this matter please see our 2001 Annual Report on Form 10-K, Item 3 and Part II, Item 1 of this report). The amount of general and administrative expenses could be affected by legal costs associated with pending litigation. We expect that general and administrative costs in the future will be flat or vary with the level of revenue.

Stock Based Compensation Expense. The Company has issued stock options that have resulted in non-cash stock-based compensation expense and variable award accounting. Total stock-based compensation expense was $43,000 for the quarter ended September 30, 2002 and $159,000 for the nine months ended

September 30, 2002. There was expense of $24,000 for the quarter ended September 30, 2001 and a credit of $147,000 for the nine months ended September 30, 2001. These charges and credits are included in general and administrative expense. In January 2002 the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. Under variable accounting, compensation is remeasured for unvested options at each balance sheet date until they are exercised, expire or are cancelled. The amount of non-cash compensation charges could increase over prior years, depending on the movement of the Company’s stock price. The accounting impact of these charges could be significant. For example, for every $0.01 increase in the stock price, the total non-cash compensation charge would be approximately $50,000. Thus, if the stock price were to increase by $0.50 per share, the total non-cash charge would be approximately $2.5 million.

Restructuring Charges. For the three months ended September 2002 and 2001 the total restructuring charges were $152,000 and $347,000 respectively. During Q3 2002, the Company underwent a restructuring of operations to further reduce expenses as they relate to revenue. As a result of the restructuring, the Company reduced its total headcount (employees and contractors) by 17 employees, or approximately 50% of its total workforce. The cost of this restructuring was approximately $152,000, which consisted of salary and severance pay to employees and other costs.

Impairment of Assets As part of the Q3 restructuring, the Company wrote off the remaining balance of assets held in escrow in the amount of $531,250, which related to the acquisition of the RCI market research business in prior years.

During Q3, the Company wrote off the remaining balance of certain assets, which resulted in $0.5 million of non-cash charges, thus reducing the expected ongoing non-cash charges. Non-cash charges, which consist primarily of depreciation and stock compensation expense, are expected to be approximately $150,000 in future quarters (compared to $397,000 in Q2 2002), not including a possible increase in stock compensation expense, which could increase, based upon the Company’s stock price. The Company expects other ongoing non-cash charges to decline over time, though there may be other new non-cash charges that occur in the normal course of business.

Interest Income, Net. Interest income, net, includes income from LiveWorld’s cash and investments and expenses related to its equipment financing obligations. Interest income, net for the three months ended September 30, 2002 and 2001 was approximately $5,000 and $65,000, respectively. Interest income, net for the nine months ended September 30, 2002 and 2001 was approximately $75,000 and $409,000 respectively. The reduction in interest income, net, resulted from declining interest income on lower cash, cash equivalent and short-term investment balances, as well as lower interest rates earned on balances.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2002 we had approximately $0.9 million in cash and cash equivalents, a decrease of $2.5 million from the amount of cash and cash equivalents and short-term investments at December 31, 2001. Net cash used in operating activities was approximately $2.8 million and $12 million for the nine months ended September 30, 2002 and 2001 respectively. During the quarter ended September 30, 2002, our cash and cash equivalents decreased by $0.7 million and our net cash used in operating activities was $0.8 million (after the payment of restructuring charges of $0.2 million and a $0.4 million use of cash due to reductions in the levels of accounts payable and accrued liabilities).

Net cash provided by investing activities was approximately $2.1 million and $8.2 million for the nine months ended September 30, 2002 and 2001 respectively. Cash provided by investing activities for the nine months ended September 30, 2002 was primarily due to the maturation of a $1.8 million short-term certificate of deposit that was converted to a cash equivalent during the period. This conversion did not provide any further resources or sources of liquidity to the Company.

In Q3, 2002, the Company underwent restructurings of operations to further reduce expenses. In general, the actions are designed to bring cash spending in line with the level management believes is appropriate given current revenue levels, current cash position and the slowly improving overall economy. Management currently expects that this reduction in cash spending level, combined with roughly flat revenue run rates will significantly extend the company’s cash runway.

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

Risk Factors That May Affect Results of Operations and Financial Condition

LiveWorld has incurred losses since its inception and may need additional funding to sustain its operations

Since inception, LiveWorld has not generated sufficient funds through operations to support its business. Although LiveWorld has taken steps to reduce its costs and increase its revenues, it may need to further increase revenue, further reduce costs and/or seek outside funding to fully implement its revised business plan. See “Management’s Discussion and Analysis-Overview” for additional information about the Q3 2002 restructuring. While LiveWorld from time to time evaluates its financing alternatives, including raising funds through debt and equity financing, mergers and/or acquisitions, no commitments for such funding are currently in place. There can be no assurance that LiveWorld will be successful in achieving such additional revenue, further cost reductions and/or debt or equity financing on acceptable terms or at all. If LiveWorld is unable to achieve any or all of these sources of cash it may be forced to cease operation. If LiveWorld is successful in obtaining additional equity financing it will likely result in significant dilution to LiveWorld stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by LiveWorld’s current stockholders.

If the recent restructurings of LiveWorld designed to refocus the Company’s business on collaborative online services, are not successful, the Company’s results of operations may further decline

During 2000, 2001 and 2002, the Company underwent a series of restructurings and also sold its consumer network business unit so that it could clearly focus LiveWorld as a collaborative online services provider. The Company has also transitioned to a 100% fee-based collaborative services model. As a result of these restructurings, the Company, reduced its total headcount by 201 employees, or approximately 86% of its total workforce as of December 31, 2001 and by an additional 17 employees, or an additional reduction of 50% of the workforce in Q3 2002, for a total reduction of 93% since June, 2000. In addition, the sale of the consumer network business contributed to a decrease in LiveWorld’s revenues by approximately 60% in 2001. Also, revenue from the retained fee-based collaborative online services declined from 2000 to 2001 by 43% and continued to decline through Q2, 2002 and then increased by approximately 15% in Q3, 2002. If the restructurings do not generate sufficient revenues or reduce costs as planned, the Company’s operations will suffer.

LiveWorld may be unable to achieve profitability or generate positive cash flow on a sustained basis and may be forced to cease operations.

LiveWorld incurred net losses since its formation and it may be unable to achieve profitability in the future. Although the Company restructured its operations in 2000, 2001 and 2002, it incurred a net loss of $3.6 million in the nine months ending September 30, 2002. If the Company continues to incur net losses in future periods, and is unable to grow revenue, reduce costs and /or raise additional financing, it may be unable to achieve one or more key elements of its strategy, including the following:

•	fund ongoing operations;
•	increase the number of collaborative services clients;
•	increase its sales activities;
•	adequately inform the market about its product positioning and new products.

LiveWorld may cease filing periodic reports with the Securities and Exchange Commission, which would result in the Company no longer being traded on the OTC Bulletin Board System.

Based upon the latest reports from its transfer agent, the Company believes there are less than three hundred holders of record of the Company’s common stock. Because we have less than three hundred holders of record, we may elect to terminate the registration of our common stock with the SEC. Such an action would significantly reduce the Company’s operating expenses, and is therefore under serious consideration. In the event our stock was no longer registered, the Company would no longer be subject to the SEC’s periodic reporting requirements, or other significant regulations. In addition, the Company would no longer qualify to be traded on the OTC Bulletin Board. Although the Company’s stock would likely trade on “Pink Sheets”, it is possible the Company stock would not be publicly traded at all. Pink Sheet stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our common stock could have adverse consequences on our holders because of reduced market prices or a lack of a regular, active trading market for our common stock. Moreover, in the event our stock was traded on Pink Sheets, or not traded at all, the Company would be subject to reduced regulatory oversight. Reduced liquidity, publicly available information and reduced regulatory oversight could cause the price of our stock to decline.

The Company is considering and may implement a range of additional cost reduction actions that may adversely affect the Company’s stock price or trading status or may otherwise negatively affect the financials, operations and/or perceptions about the Company.

These possible actions include, but are not limited to:

•	additional cost reductions along the lines previously enacted by the company such as headcount, salary and not-headcount spending
•
reducing or eliminating costs associated with being a public Company, by such measures as taking the Company private, arranging the Company’s status such that it does not have to provide financial reports and/or have auditor-provided reviews and audits, selling or merging the Company, changing what stock exchanges the Company’s stock trades on and/or removing the Company’s stock from trading on any stock exchanges.

These actions could result in a reduced market for the Company’s stock for investors and increased financial risk.

LiveWorld’s involvement with current litigation could adversely affect the operating results of the Company

LiveWorld has initiated legal action against two parties. The most significant matter is litigation initiated by LiveWorld surrounding agreements with the Talk City subsidiary of myESP related to the sale and operation of LiveWorld’s former Consumer Networking business unit, Talk City, to the Talk City subsidiary of myESP. LiveWorld is seeking payments due to it from Talk City under an operating agreement, an asset purchase agreement and a loan and security agreement. LiveWorld is also seeking to recover monetary damages, from administrative claims in the context of Talk City’s Chapter 11 bankruptcy filing, legal fees and in lieu of full payment of monies due, the ability to reclaim the assets and business sold to Talk City. These claims total over $2 million. Talk City filed counterclaims against LiveWorld and subsequently filed for Chapter 11 bankruptcy. During Q3 2002, Talk City filed for Chapter 7 bankruptcy and shut down the operation of the Talk City web site and business operations. The Chapter 7 Trustee for Talk City is currently in the process of liquidating the assets of Talk City. In this context it is unknown what if any money or assets LiveWorld will recover in this matter. LiveWorld’s legal costs related to these actions were $80,000 for the three months ended September 30, 2002 and $600,000 for nine months ended September 30, 2002. The Company expects the costs associated with these legal actions to decline in the future; however there is no assurance as to whether these costs will decline or incline and whether or not they will be significant costs.

LiveWorld has also initiated litigation against a former customer, MatchNet PLC, to collect on fees owed to it under contractual arrangements. The claims against Matchnet PLC amount to over $1 million and have been amended to include fraud. MatchNet has filed counterclaims against LiveWorld.

While LiveWorld believes it will prevail in all of these legal actions, there can be no guarantee that LiveWorld will prevail, that LiveWorld will collect any money or recover any assets or recover its legal expenses associated with these actions. Further, while LiveWorld believes that Talk City’s and MatchNet’s counterclaims are baseless and without merit, there can be no guarantee that LiveWorld will not incur liabilities associated with these claims, that may be material to LiveWorld. The cost of litigation, diversion of management time and focus, and possibly other expenses could materially adversely affect the financial position, results of operations and cash flows of the Company. In addition, we may not prevail in any of these matters and if we do prevail we may be unable to collect any judgments. See Part I, Item 3, Legal Proceedings, in the Company’s 2001 Annual Report on Form 10-K and Part II, Item 1 to this Report.

LiveWorld’s reduction in costs associated with its Board of Directors, the downsizing of its Board of Directors and associated board member resignations and the change in the Company’s auditor may increase the perceived risk to the Company by investors, suppliers and/or clients.

During July and August 2002, for the sole purpose of enabling the company to further reduce its operating costs by eliminating costs related to the Board of Directors, such as directors and officers liability insurance, the Board of Directors approved reducing the size of the board to one person and subsequently the three outside members of our Board of Directors resigned their board positions, thereby leaving Peter Friedman, LiveWorld’s Chairman, Chief Executive Officer, and Chief Financial Officer, to fill the one remaining board seat. In association with these actions, the Company did not renew its directors and officers’ liability insurance policy. The lack of such insurance coverage may make it difficult to attract other board members and the Company does not intend to replace the exiting board members at this time. In August 2002 the board replaced KPMG, LLP the Company’s auditor for the past several years, and appointed Stonefield, Josepheson, Inc. as the company’s auditor. The replacement of KPMG, LLP has no relation to the content or quality of the Company’s financials, accounting and reporting and there is no disagreement between KPMG, LLP and the Company regarding the content or quality of the Company’s financials or reporting.

The implications on the Company of the recently approved federal law, the Sarbanes-Oxley Act are not yet fully understood.

The United States Congress has recently enacted into law the Sarbanes-Oxley Act intended to regulate and/or impact the actions of public companies. Consistent with this Act, the Company’s CEO has and will continue to certify the Company’s financial filings. Beyond that the Company has not yet fully reviewed and does not yet fully understand the implications of this new law or what aspects it may need to comply with. The Company may or may not be able or willing to implement all aspects of the new law, in which case the Company’s stock might be de-listed from trading exchanges and there might be other implications that could adversely affect the Company.

The reductions in workforce and compensation reductions related to the restructurings could result in market uncertainty and decreased employee morale

The reductions in workforce of LiveWorld related to the restructurings could result in market concerns about the operations of the Company. “Management’s Discussion and Analysis-Overview” for additional information about the July 2002 restructuring. Reductions in workforce sometimes result in operational concerns about a company in the market and, while the Company’s reductions were in connection with the restructurings, the Company may not be able to respond adequately to reports of securities analysts or the market. In addition, the Company must take the appropriate steps to sustain and prevent any decrease in employee morale due to the reductions in workforce and compensation reductions

LiveWorld’s growth will depend on its ability to increase its online collaborative services revenues

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

Many of these factors are beyond the Company’s control and fluctuations in operating results could harm the Company, harm its operations and/or its stock price.

The Company’s results of operations could be adversely impacted because of the outstanding options to purchase the Company’s common stock

The Company has issued stock options, which result in stock-based compensation expense and variable award accounting. In 2001, the Company repriced substantially all of its outstanding stock options thus requiring the Company to account for these options using the variable award accounting method. In January 2002, the Company repriced the options again. Under variable award accounting, compensation expense is remeasured for these options at each balance sheet date until they are exercised, expire or are cancelled. The amount of these non-cash charges could increase over prior years, depending on the movement of the Company’s stock price. The accounting impact of these charges could be significant. See “Management’s Discussion and Analysis-Stock Based Compensation Expense.”

Current and potential competitors could decrease LiveWorld’s market share and harm its business

Increases in the number of Internet companies competing for the attention and spending of business could result in price reductions, reduced margins or loss of market share, any of which could decrease LiveWorld’s revenues and contribute to the Company not achieving profitability and failing. Competitors seeking to gain market share may offer competitive services at discounted prices that we cannot match to be profitable. The barriers to entry in the Internet collaborative services market are low and the Company expects the number of its competitors to increase. Companies that provide services that may compete with the our services are online services or Web sites that produce collaborative online services, such as online meetings and presentations, customer support services and loyalty marketing services such as live events, market research or customized community solutions, including InfoPop, Participate Systems, PeopleLink, PlaceWare, Prospero, WebX and Yahoo Broadcast, among others.

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

LiveWorld depends on the clients of its collaborative online services. If its clients become dissatisfied or do not become engaged with its services, the Company would need to increase its expenditures for these activities

Loss of its clients and/or failure to increase its number of clients will hurt the Company’s efforts to generate increased revenues. LiveWorld’s clients may also become dissatisfied with its services if the Company experiences system failures or does not maintain its structured environment, attract quality business clients, or continually upgrade its software functionality. For example, if LiveWorld lost its largest client, which comprised 44% of its revenues in the nine months ending September 30, 2002, the associated loss of revenue and cash flow would adversely affect the Company and might force it to cease operations

LiveWorld’s growth will depend upon the acceptance of the Internet as an attractive medium for its collaborative online services clients

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

LiveWorld’s stock price may continue to be depressed due to broad economic, market and industry factors beyond its control

LiveWorld’s stock price may continue to be depressed due to a variety of factors, including factors beyond its control. These broad market and industry factors could continue to harm the market price of its Common Stock, regardless of the Company’s performance. These factors include:

•	announcements by the Company or its competitors, including the Company’s announcement of its restructurings;
•	conditions or trends in the Internet services industry;
•	changes in the market valuations of Internet companies;
•	additions or departures of key personnel; and
•	sales of substantial amounts of its Common Stock or other securities in the open market.
•	changes in the Company’s reporting methods
•	changes regarding what stock exchange, if any, the Company’s stock trades on

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

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our chief executive officer, who also serves as our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

LiveWorld has initiated legal action against two parties, MatchNet PLC and Talk City, a subsidiary of myESP Corporation (“myESP” and also known as Talk City). Please refer to our 2001 Annual Report on Form 10-K for more information related to these proceedings. Regarding the Talk City action, during Q2 2002, LiveWorld submitted multiple administrative claims in the context of the Talk City Chapter 11 bankruptcy. The bankruptcy court has approved some of these claims, denied some of these claims and referred some of these claims for later consideration. The Court also approved LiveWorld’s motion for discovery. As part of this discovery, defendant depositions were taken during July 2002. During August, 2002, prior to paying LiveWorld the approved administrative claims, Talk City Inc. filed for Chapter 7, shut down the Talk City site and informed LiveWorld that Talk City’s parent company, -myESP would also cease operations. LiveWorld’s total claims in this case amount to over $2 Million. Multiple additional motions are in progress in this case. The Chapter 7 Trustee for Talk City is currently in the process of liquidating the assets of Talk City. In this context it is unknown what if any money or assets LiveWorld will recover in this matter. Regarding the MatchNet action, during Q2 2002, defendant depositions were taken and LiveWorld subsequently amended its complaint against Matchnet to include fraud. LiveWorld’s total claims in this case amount to over $1 Million and LiveWorld may also seek additional punitive damages.

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

We may, from time to time, become party to various legal proceedings in the ordinary course of business.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed for the second quarter of 2002:

Exhibit Number	Exhibit Description

99.1	Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2002.

On July 10, 2002 the Company filed a report on Form 8-K disclosing its plans for restructuring.

On August 8, 2002 the Company filed a report on Form 8-k disclosing a change in its independent accountants, additional expense reductions and downsizing of its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEWORLD, INC. (Registrant)

Date: November 13, 2002	By:	/s/ Peter H. Friedman
Peter H. Friedman President and Chief Executive Officer (principal financial or chief financial officer and duly authorized signatory)

CERTIFICATIONS

I, Peter H. Friedman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LiveWorld, Inc. (the “Company”);

1. I have reviewed this quarterly report on Form 10-QSB of LiveWorld, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Peter H. Friedman
Peter H. Friedman Chief Executive Officer and Chief Financial Officer