Form 10QSB
period 2007-06-30
LIVEWORLD INC
filed 2007-08-14
CIK 1080088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from           to
Commission File number 000-26657
LIVEWORLD, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State of Incorporation)	77-0426524 (IRS Employer Identification No.)
4340 Stevens Creek Blvd. Suite 101
San Jose, California 95129
(Address of principal executive offices)
(408) 871-5200
(Registrant’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2007, there were 30,782,811 shares of registrant’s Common Stock, $0.001 par value, outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

LIVEWORLD, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVEWORLD, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(In thousands)

	December 31, 2006	June 30, 2007
ASSETS

Current assets
Cash and cash equivalents	$3,217	$3,120
Accounts receivable, net	1,222	777
Accrued development and set up	72	—
Prepaid expenses	47	116
Other current assets	13	9

Total current assets	4,571	4,022

Property and equipment, net	1,110	987
Investment in joint venture	977	898
Other assets	4	5

Total assets	$6,662	$5,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$343	$551
Accrued salaries	91	22
Accrued vacation	278	371
Due to officer	34	39
Other accrued liabilities	73	132
Current portion of capital lease obligations	53	56
Deferred revenue	527	577

Total current liabilities	1,399	1,748

Long-term capital lease obligation	121	93

Total liabilities	1,520	1,841

Stockholders’ equity
Common stock: $0.001 par value, 100,000,000 shares authorized and 30,682,811 and 30,782,811 issued and outstanding at December 31, 2006 and June 30, 2007 respectively	31	31
Additional paid in-capital	139,589	139,779
Accumulated deficit	(134,478)	(135,739)

Total stockholders’ equity	5,142	4,071

Total liabilities and stockholders’ equity	$6,662	$5,912

See accompanying notes to the unaudited financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Total revenues	$2,133	$2,492	$4,598	$5,076
Cost of revenues	818	866	1,850	1,916

Gross margin	1,315	1,626	2,748	3,160

Operating expenses
Product development	412	660	752	1,256
Sales and marketing	393	605	912	1,194
General and administrative	636	906	1,139	1,812
Stock based compensation	14	76	15	143

Total operating expenses	1,455	2,247	2,818	4,405

Loss from operations	(140)	(621)	(70)	(1,245)
Other income
Interest income, net	17	35	41	81
Gain on sale of assets	56	—	56	—

Income (loss) before taxes	(67)	(586)	27	(1,164)
Income tax provision	—	(3)	(12)	(18)

Equity in net loss of unconsolidated affiliate	—	(48)	—	(79)

Net income (loss)	(67)	(637)	15	(1,261)

Net income (loss) per share — basic and diluted	$(0.00)	$(0.02)	$0.00	$(0.04)

Shares used in computing basic and diluted income (loss) per share	26,820,889	30,749,477	26,818,889	30,853,582

Departmental allocation of stock-based compensation:
Product development	7	39	8	69
Sales and Marketing	4	14	4	28
General and administrative	3	23	3	46

Total stock based compensation	$14	$76	$15	$143

See accompanying notes to the unaudited financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities
Net income or (loss)	$15	$(1,261)
Adjustments to reconcile net income (loss) provided by (used in) operating activities:
Stock based compensation expense	15	143
Depreciation of long-lived assets	218	306
Equity in net loss of unconsolidated affiliate	—	79

Changes in operating assets and liabilities:
Accounts receivable	89	445
Other assets	(65)	(66)
Accounts payable	280	208
Accrued development and set-up	—	72
Accrued liabilities	6	87
Deferred revenue	(85)	50

Net cash provided by operating activities	473	63

Cash flows from investing activities
Purchase of property and equipment	(539)	(182)
Investment in joint venture	—	—
Proceeds from repayment of note receivable from stockholder	6	—

Net cash used by investing activities	(533)	(182)

Cash flows from financing activities:
Payments on capital leases	—	(25)
Proceeds from exercise of stock options	—	47

Net cash provided by financing activities	—	22

Change in cash and cash equivalent	(60)	(97)
Cash and cash equivalents, beginning of period	1,426	3,217

Cash and cash equivalents, end of period	$1,366	$3,120

Supplemental disclosure of cash flow activities:
Income taxes paid	$14	$19

Interest expense paid	$—	$7

See accompanying notes to the unaudited financial statements.

LIVEWORLD, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2007
     1. INTERIM FINANCIAL STATEMENTS
     We prepared the unaudited condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. The unaudited condensed interim financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state our financial position, results from operations and cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, we believe that the disclosures herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed balance sheet as of December 31, 2006 was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2006 contained in Amendment No. 2 to our Form 10-SB filed with the SEC on July 13, 2007.
     2. RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting FAS 159.
     In July 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for years beginning after December 15, 2006; therefore, we have adopted FIN 48 as of January 1, 2007. We expect the adoption of this accounting standard will increase the level of disclosure that we provide regarding our tax positions. The adoption of FIN 48 is not expected to have a material impact on our financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including it Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are nor believed by management to have a material impact on our present or future financial statements.
     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Revenues — We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no obligations remain, and collection of the related receivable is reasonably assured.
     We have certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include service development, community set-up, on-line community hosting, on-line community management, moderation services, and consulting. Accordingly, these contracts are accounted for in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 requires that we assess whether the different elements qualify for separate accounting. Because we do not believe that service development and community set-up activities have value to the customer on a standalone basis, this element does not qualify for separate accounting. Accordingly, fees received from service development and set-up activities are combined with the amounts allocable to the relevant undelivered item(s) within the contract. All other elements qualify for separate accounting and have objective and reliable evidence of fair value.
     Revenues from service development and community set-up activities are deferred and are recognized ratably over the related service portion of the contract. Revenues from on-line community hosting, on-line community management, moderation services, and consulting are recognized as the services are provided.
     Deferred Revenue — Deferred revenue is the amount associated with the initial service development and set-up of the community for our clients. These service development and set-up revenues are paid upfront but recognized ratably as the operational service contract is recognized.
     Earnings Per Share — Basic income or loss per share is computed using the net income or loss and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the net income and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential dilutive common shares include, for some or all of the periods presented, outstanding stock options and warrants. The computation of diluted income per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. In the period ended June 30, 2006, there were 21,636,827 outstanding options to purchase shares of our common stock; in the period ended June 30, 2007, there were 23,624,277 outstanding options and warrants to purchase shares of our common stock. The outstanding options of 21,636,827 for the period ended June 30, 2006 and the options and warrants of 23,624,277 for the period ended June 30, 2007 were excluded from the determination of diluted net loss per share for both the six and three month period ended June 30, 2006 and 2007 as their effect was anti-dilutive, or immaterial.
     Allowances for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of our accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, an increase in the allowance will be made. Accounts receivable are written off when all collection attempts have failed.
     4. STOCK-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“FAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, “Accounting for Compensation Arrangements” and amends SFAS No. 95, “Statement of Cash Flow.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Our financial statements as of and for the period ended June 30, 2007 reflect the impact of adopting FAS 123(R).
     Determining Fair Value
     Valuation Method — We estimate the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach.
     Expected Term —The expected term represents the period our stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
     Expected Volatility — A volatility of 100% was used as an estimate of the expected future volatility of our stock price. Because trading of the stock is so thin, calculating the volatility based on daily market trades was not considered to be representative of future price movements when the stock is listed. We looked at the volatility of other companies which we judge to be similar based on industry. These companies had volatility ranging from 89 to 135. A factor of 1.0 was chosen based on historical data and on the similar companies.
     Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term.
     Expected Dividend — No dividends are expected to be paid.

          Estimated Forfeitures — When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.
          In the period ended June 30, 2007 we issued a total of 362,500 options with an approximate value of $148,000 for the option grants, and total expense for the period was approximately $16,000. For additional information see Part II Item 2.
          We estimated the fair value of the stock options using the Black-Scholes option-pricing model, by using the following assumptions for the options granted for the period ended June 30, 2007:

Stock Options
Dividend yield	0%
Expected volatility	100%
Risk-free interest rate	4.50%
Estimated term	4 Years
Forfeiture rate	13%
     A summary of the stock option activity is as follows:

				Weighted Average
	Shares		Weighted Average	Remaining	Aggregate
	Available	Options	Exercise Price	Contractual Life	Intrinsic Value
	for Grant	Outstanding	Per Share	(in years)	(in thousands)
Balance as of December 31, 2006	—	21,576,777	$0.12
Granted	—	—	—
Forfeited	—	(175,000)	$0.45
Exercised	—		—

Balance as of March 31, 2007	0	21,401,777	$0.12
Additional shares reserved	10,696,768	—	—
Granted	(362,500)	362,500	$0.57
Forfeited	40,000	(40,000)	$0.45
Exercised	—	(100,000)	$0.38

Balance as of June 30, 2007	10,374,268	21,624,277	$0.11	6.1	$10,941

     The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of June 30, 2007. During the three months ended June 30, 2006 and 2007, the aggregate intrinsic value of options exercised under our stock option plans was $1,500 and $27,000, respectively, determined as of the date of option exercise.
     The 1996 Stock Option Plan (“1996 Plan”) provides for stock options to be granted to employees, independent contractors, officers, and directors. Prior to 2004, options were generally granted at an exercise price which approximates eighty-five percent (85%) to one hundred percent (100%) of the estimated fair market value per share at the date of grant, as determined by our Board of Directors. Since 2004, options have generally been granted at one hundred percent (100%) of their estimated fair market value per share at the date of grant, as determined by our Board of Directors. All options issued under the 1996 Plan and the 2007 Stock Option Plan (“2007 Plan”) have a term of ten (10) years, and generally have a vesting schedule such that they vest ratably over four (4) years, twenty-five percent (25%) one (1) year after the grant date and the remainder at a rate of 1/36 per month thereafter. As of December 31, 2005, all outstanding stock options were exercisable. The 1996 Plan expired in October of 2006 and was replaced by our 2007 Plan. Under the 2007 Plan, the number of shares authorized for grant is 10,696,768. As of June 30, 2007 there were a total of 21,624,277 outstanding options under the 1996 Plan and the 2007 Plan. As of June 30, 2007, there was approximately $869,000 of total unrecognized compensation expense related to non-vested stock based compensation arrangements granted under the 1996 Plan and the 2007 Plan, as well as, stand alone option grants. The cost is expected to be recognized over the next 4 years.
     5. PROPERTY AND EQUIPMENT
     Property and equipment as consisted of the following items:

	December 31,	June 30,
($ in thousands)	2006	2007
Computer Equipment	$1,978	$2,143
Software	1,034	1,051
Furniture and fixtures	22	24
Leased Equipment	174	174
Accumulated depreciation	(2,098)	(2,405)

Property, furniture and equipment, net	$1,110	$987

The depreciation expense was approximately $495,000 and $306,000 for the year ended December 31, 20006 and the six months ended June 30, 2007 respectively.
Item 2. Management’s Discussion and Analysis
          Special Note Regarding Forward-Looking Statements
     This report on Form 10-QSB contains forward-looking statements. All statements other than statements of historical fact contained in this document are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those anticipated by the forward-looking statements.
     The following discussion and analysis should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this form 10Q-SB. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” contained in Amendment No. 2 to our Form-10-SB filed with the SEC on July 13, 2007.
          Overview
     We are an interactive agency specializing in the provision of private label online social networks and community services for companies, many of which are in the Fortune 1000, to engage and build loyalty with, provide support to and gather intelligence from their customers. We develop and operate online social networks and communities for our clients. These communities are designed to build lasting relationships with and among our client’s customers and other constituencies.
     We create value by enabling and managing dialogue based relationships on the Internet. This in turn addresses the burgeoning market for Internet based relationship marketing, customer support and business intelligence services. Although online communities have existed for over 20 years, only in the past few years has the genre come into its own, and we believe it will become one of the dominant venues by which brands market to and manage relationships with their customers. We provide not only the technology and infrastructure to create an online community and the moderation services to oversee it, but also expertise to consult with our clients on the best way to integrate their community with their brand. Our community management and moderation services help to define the environment, provide leadership, and direct the content of the community to reflect that of the client’s focus. Our features and tools enable members of the community to express themselves and interact with each other, and our client. Our reporting tools, combined with our insight, reveal to the client what is happening and what it means, factors critical to community management, as well as to our clients to help them achieve their business objectives. Our services consist of the following products delivered on a complete end-to-end or modular basis:
     Professional Services: Professional Services include development and set-up of standard systems; customization of the standard system and internationalization and localization. Professional Services also include consulting and design services that provide expertise in developing social networking/community brand definition, web site design focusing on community architecture, and online community management.
     Application Hosting: Application Hosting includes operating applications on our system infrastructure on behalf of our clients. These applications include:
•	The LiveWorld Community Center, which is an integrated social network/online community that includes expressive profiles (user name, photo, interests, blog, user video, photo albums, guestbooks, and friends lists), message forums, polls, community galleries, and community calendars.

•	Standalone services such as blogs, user videos, message forums, groups, chats and live events (interactive webcasts).

     Community Management Services: Community Management Services include creative and client management services to help design, organize, manage, oversee and evolve the feature, content, and user participation aspects of an online community.
     Moderation Services: Moderation Services include standard policing, topical and editorial moderation. Moderators are trained personnel that read and view user content for adherence to web site guidelines, and take appropriate action when content violates those guidelines. Such action might include permitting, hiding (or deleting), or escalating such content to a supervisor. Moderation can also involve trained personnel leading topical discussions, or selecting or editing site content for featured display.
     Reporting Services: Reporting Services provide clients with metrics and analysis of the online community.
          Backlog
We maintain a positive outlook for 2007, and our current backlog for the remainder of the fiscal year is approximately $4.8 million.
          Results From Operations
The following table sets forth our historical operating results as a percentage of total revenues for the periods indicated:
LIVEWORLD INC.
UNAUDITED STATEMENTS OF OPERATIONS
(As a percentage of revenue)

	Three Months Ended June 30		Six Months Ended June 30,
	2006	2007	2006	2007
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.4	34.7	40.2	37.7

Gross margin	61.6	65.3	59.8	62.3

Operating expenses
Product development	19.3	26.5	16.4	24.7
Sales and marketing	18.4	24.3	19.8	23.5
General and administrative	30.1	36.4	24.8	35.7
Stock based compensation	0.7	3.0	0.3	2.8
Total operating expenses	68.5	90.2	61.3	86.8

Operating loss	(6.9)	(24.9)	(1.5)	(24.5)

Other income	3.7	1.4	2.1	1.6

Income (loss) before tax	(3.2)%	(23.5)%	0.6%	(22.9)%

          Six and Three Months Ended June 30, 2006 and 2007
          Total Revenues
     Our revenues increased from approximately $4.6 million in the six months ended June 30, 2006 to $5.1million in the six months ended June 30, 2007, representing an increase of 10% period-over-period. Revenues increased primarily as a result of increased sales of our professional services and application hosting offerings to new clients. We have focused on developing new client relationships and marketing our Community Center and its services to these clients. Revenues in the six months ended June 30, 2007 for non-AOL LLC clients increased 60%, which was offset in part by the decrease in AOL LLC (“AOL US”) revenues which dropped 54% for the same period. AOL US represented approximately $2.0 million in the six months ended June 30, 2006 and $900,000 in the six months ended June 30, 2007.
     New clients in the six months ended June 30, 2007 that launched services included the following:
•	AOL Europe

•	Digitas — American Express

•	MindShare

•	Wildfire — Procter and Gamble

•	Hillary Clinton Presidential Campaign

•	Mattel

•	Wildfire — Glaxo-Smith Klein
     For the six months ended June 30, 2006, revenues from AOL US comprised approximately 44% of our total revenues and eBay Inc. (“eBay”) accounted for approximately 32% of our total revenues. Combined these two clients account for 76% of the total revenues while all other clients represented 24% of our total revenues. For the six months ended June 30, 2007, revenues from AOL US comprised approximately 18% of our total revenues and eBay accounted for approximately 32% of our total revenues. Combined these two clients account for 50% of the total revenues while all other clients represented 50% of our total revenues.
     Our revenues increased from approximately $2.1 million in the three months ended June 30, 2006 to $2.5 million in the three months ended June 30, 2007 representing an increase of 17% period-over-period. The growth of our revenues was driven by the increase in non AOL US revenues which grew 66% period-over-period, or approximately $879,000 from $1.3 million to $2.2 million, which was offset in part by the decrease in AOL US revenues which dropped 66% period-over-period. AOL US was approximately $790,000, or 37% of total revenues in the three months ended June 30, 2006 and reduced to approximately $270,000, or 11% of total revenues in the three months ended June 30, 2007. We expect our total revenues from AOL US to decline in both absolute dollars and as a percentage of revenues for fiscal 2007 and 2008 as a result of changes in AOL US’s business, which has reduced the volume of services AOL US intends to purchase from us. We anticipate that the loss of this revenue will be offset in part or in full by additional revenues from new contracts and projects with our existing clients or new clients, and will not have a material impact on our operations.
     In the three months ended June 30, 2007, revenues from AOL US accounted for approximately 11% and eBay represented approximately 34% of our total revenues, while all other clients represented 55% of our total revenues for the period.
     No client other than eBay and AOL US represented more than 9% of our total revenues in a given period.
     Operating Expenses
     Product Development — Product development costs were approximately $752,000, or 16% of total revenues in the six months ended June 30, 2006, and $1.3 million, or 25% of total revenues in the six months ended June 30, 2007, representing an increase of 67%. In the three months ended June 30, 2006, product development costs were approximately $412,000, or 19% of total revenues, and $660,000, or 27% of total revenues in the three months ended June 30, 2007, which represented an increase of 60% period-over-period.
     The period-over-period spending increases are related to our continued development efforts and improvements to our product offerings. The majority of these costs were personnel related, including salary costs, as we have hired employees in connection with the ongoing development and enhancement of our products and services. We are committed to our product development efforts and expect product development costs will continue to increase in future periods. Such efforts may not result in additional new products and any new products may not generate sufficient revenues, if any, to offset the cost.
     Sales and Marketing — Sales and marketing costs were approximately $912,000, or 20% of total revenues in the six months ended June 30, 2006, and $1.2 million, or 24% of total revenues in the six months ended June 30, 2007, representing an increase of 31%. In the three months ended June 30, 2006, sales and marketing costs were approximately $393,000, or 18% of total revenues, and $605,000, or 24% of total revenues in the three months ended June 30, 2007, which represented an increase of 54% period-over-period.
     The substantial majority of these costs are associated with our ongoing community management services, which are the costs associated with the servicing of existing clients, as opposed to those costs derived from new business development. Expenses in sales activity and marketing activities to attract new clients are minimal. We expect sales and marketing costs to increase as we further develop our sales efforts of private label online social network and community services to new clients. In addition, if our product development efforts are successful and new products or services are created, we may incur increased sales and marketing expense to promote these products or services to new and existing clients.
     General and Administrative - General and administrative costs were approximately $1.1 million, or 25% of total revenues in the six months ended June 30, 2006, and $1.8 million, or 36% of total revenues in the six months ended June 30, 2007, representing an increase of 59%. In the three months ended June 30, 2006, general and administrative costs were approximately $636,000, or 30% of total revenues, and $906,000, or 36% of total revenues in the three months ended June 30, 2007, which represented an increase of 42% period-over-period.
     The increase was primarily a result of additional costs associated with new hires and salary increases, depreciation expenses associated with infrastructure expansion, and increased legal and audit fees. We expect in the near future for the general and administrative expenses to increase in absolute dollar terms. We anticipate an increase in general and administrative expenses as a result of the addition of new personnel in administrative departments, and the legal and accounting fees to prepare the quarterly and annual reports required to be filed with the SEC. Additionally, we believe that meeting the requirements of the Sarbanes-Oxley Act will add additional overhead expenses and result in increases in our general and administrative expense in terms of both absolute dollars and as a percentage of total revenues, resulting in reduced earnings in future periods.

     Stock Based Compensation — Stock based compensation costs were approximately $15,000 in the six months ended June 30, 2006, and $143,000, or 3% of total revenues in the six months ended June 30, 2007, representing an increase of 853%. In the three months ended June 30, 2006, stock based compensation costs were approximately $14,000, or 1% of total revenues, and 76,000, or 3% of total revenues in the three months ended June 30, 2007, which represented an increase of 443% period-over-period.
     As we issued new options the resulting expense has grown over time to its current level. In June 2007, our stockholders approved a new stock plan providing 10,696,768 shares issuable to employees, independent contractors, officers, and directors. We plan to continue offering stock options to our employees priced at the fair market price on the grant date. In December 2004, the FASB issued FAS 123(R) to account for stock-based compensation this is expected to increase our operating expenses and consequently reduce earnings in future periods.
Financial Condition and Liquidity
     Our total assets were approximately $6.7 million at December 31, 2006, and $5.9 million at June 30, 2007. This represented a decrease of approximately $750,000 or 11% of total assets. Our cash decreased by approximately $97,000 to $3.1 million at June 30, 2007 from $3.2 million at December 31, 2006. This decrease is a result of our continued personnel expansion over the past six months. Additionally, the reduction in accounts receivable from approximately $1.2 million at December 31, 2006 to $777,000 at June 30, 2007 was a significant reason for the reduction in our total assets. This represented a decrease of approximately $445,000 or 36% period to period and was as a result of the reduction in our Days Sales Outstanding (DSO). The DSO for the period ended December 31, 2006 was 45 days, and for the period ended June 30, 2007 the DSO was 28 days, or a reduction of our DSO of approximately 38% period to period. We do not anticipate maintaining our DSO at this level in the future as we would expect to see our accounts receivable levels increase and result DSO in the range of 35 to 45 days. Our property and equipment also decreased approximately $123,000 to $987,000 at June 30, 2007 from $1.1 million at December 31, 2006. We anticipate this reduction to reverse in the second half of 2007 as we anticipate expanding our datacenter capabilities to support our existing and anticipated new client requirements. We expect to spend approximately $150,000 in capital for this expansion project, but this project is subject to ongoing review based on market conditions.

     At December 31, 2006 our current liabilities were approximately $1.4 million and $1.7 million for June 30, 2007. This represents an increase of approximately $349,000 or 25% period-to-period. This increase was due primarily to the increase in accounts payable from approximately $343,000 for the period ended December 31, 2006 to $551,000 for the period ended June 30, 2007, or an increase of $208,000. Additionally, we saw the deferred revenue increase from approximately $527,000 for the period ended December 31, 2006 to approximately $577,000 for the period ended June 30, 2007, or an increase of $50,000.
     Our net cash provided by operating activities decreased approximately $410,000 to $63,000 in the six months ended June 30, 2007 from $473,000 in the six months ended June 30, 2006. Our primary use of cash is operating costs related to the delivery of the private label online social network and community services. We anticipate hiring additional staff to develop additional sales channels, to support the delivery of services to clients, and maintain our general and administrative needs. These costs included but are not limited to salaries, payroll taxes, benefits, related expenditures and professional fees. Our net cash provided by operating activities differ materially from the loss from operations of approximately $70,000 in the six months ended June 30, 2006, and $1.2 million in the six months ended June 30, 2007. The differences are due primarily to stock-based compensation expense, depreciation expense, and various changes in our operating assets and liabilities. We anticipate that we will continue to issue stock options to our employees, which we anticipate will continue to have material impacts on our earnings.
     Net cash used by investing activities decreased approximately $351,000 to $182,000 in the six months ended June 30, 2007 from $533,000 in the six months ended June 30, 2006. We anticipate increasing our investment in hardware and related equipment an additional $100,000 as a result of our expansion of our datacenter.
     We believe that the combination of cash balances, cash flow from operations, and available credit facilities will be sufficient to satisfy cash needs for the current level of operations and planned operations for the remainder of 2007.
Item 3. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us is made known to them by others within that entity, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.
     (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 3(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings as of the date of this report.
Item 1A. Risk Factors
     There have been no material changes to our exposure to the risks stated in our Amendment No. 2 to our Form-10-SB filed with the SEC on July 13, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 11, 2007, we issued options to purchase an aggregate of 362,500 shares of our common stock at an exercise price of $0.57 per share to certain company employees.
Item 3. Default Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 7, 2007 we held our Annual Meeting of Stockholders. At the meeting there were three items up for proposal:
1)	Election of our Board of Directors

2)	Approval of the adoption of our 2007 Stock Plan

3)	Ratify the selection of Stonefield Josephson, Inc. as independent auditors of our financial statements for the fiscal year ending December 31, 2007
The results were as follows:
     Proposal 1: The election of our Board of Directors

Name	Shares For	Shares Withheld
Peter H. Friedman	11,564,864	5,206,489
     Proposal 2: Approval of the adoption of our 2007 Stock Plan

For	Against	Abstain	Non-Vote
14,766,059	1,953,190	52,104	13,911,458
     Proposal 3: Ratify the selection of Stonefield Josephson, Inc. as independent auditors of our financial statements for the fiscal year ending December 31, 2007

For	Against	Abstain	Non-Vote
15,718,749	1,010,148	42,456	13,911,458
Item 5. Other Information
     None.
Item 6. Exhibits
     Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2007

LIVEWORLD, INC.

By:	/s/ David S. Houston

David S. Houston
Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.