Form 10QSB
period 2007-09-30
LIVEWORLD INC
filed 2007-11-09
CIK 1080088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
(408) 871-5200
(Registrant’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☑
     As of September 30, 2007, there were 30,862,811 shares of registrant’s Common Stock, $0.001 par value, outstanding.
     Transitional Small Business Disclosure Format (Check one): Yes ☐     No☑

LIVEWORLD, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVEWORLD, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(In thousands)

	December 31, 2006	September 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,217	$2,322
Accounts receivable, net	1,222	1,158
Accrued development and set up	72	—
Prepaid expenses	47	141
Other current assets	13	8

Total current assets	4,571	3,629
Property and equipment, net	1,110	995
Investment in joint venture	977	836
Other assets	4	5

Total assets	$6,662	$5,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$343	$611
Accrued salaries	91	29
Accrued vacation	278	389
Due to officer	34	1
Other accrued liabilities	73	131
Current portion of capital lease obligations	53	75
Deferred revenue	527	491

Total current liabilities	1,399	1,727
Long-term capital lease obligation	121	118

Total liabilities	1,520	1,845
Stockholders’ equity
Common stock: $0.001 par value, 100,000,000 shares authorized and	31	31
30,682,811 and 30,862,811 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively
Additional paid in-capital	139,589	139,856
Accumulated deficit	(134,478)	(136,267)

Total stockholders’ equity	5,142	3,620

Total liabilities and stockholders’ equity	$6,662	$5,465

See accompanying notes to the unaudited financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Total revenues	$2,331	$2,809	$6,929	$7,885
Cost of revenues	891	1,110	2,741	3,026

Gross margin	1,440	1,699	4,188	4,859
Operating expenses
Product development	476	713	1,227	1,969
Sales and marketing	399	636	1,311	1,830
General and administrative	746	798	1,886	2,610
Stock based compensation	51	74	66	217

Total operating expenses	1,672	2,221	4,490	6,626

Loss from operations	(232)	(522)	(302)	(1,767)
Other income
Interest income, net	22	33	62	114
Other income, net	—	23	57	23

Loss before taxes	(210)	(466)	(183)	(1,630)
Income tax provision	(32)	(1)	(44)	(19)

Equity in net loss of unconsolidated affiliate	—	(62)	—	(141)

Net loss	(242)	(529)	(227)	(1,790)

Net loss per share — basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.06)

Shares used in computing basic and diluted	26,830,134	30,845,811	26,822,711	30,759,336
loss per share

Departmental allocation of stock-based compensation:
Product development	23	37	31	107
Sales and Marketing	11	16	15	44
General and administrative	17	21	20	66

Total stock based compensation	$51	$74	$66	$217

See accompanying notes to the unaudited financial statements.

LIVEWORLD, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities
Net loss	$(227)	$(1,790)
Adjustments to reconcile net loss to cash flow provided by (used in) operating activities:
Stock based compensation expense	66	217
Depreciation	354	455
Equity in net loss of unconsolidated affiliate	—	141
Changes in operating assets and liabilities:
Accounts receivable	89	64
Other assets	38	(90)
Accounts payable	202	268
Accrued development and set-up	(262)	72
Accrued liabilities	36	76
Deferred revenue	247	(36)

Net cash provided by (used in) operating activities	543	(623)

Cash flows from investing activities
Purchase of property and equipment	(614)	(340)
Proceeds from repayment of note receivable from stockholder	9	—

Net cash used in investing activities	(605)	(340)

Cash flows from financing activities:
Capital lease financing	—	18
Proceeds from the issuance of common stock	2,000	—
Proceeds from exercise of stock options	7	50

Net cash provided by financing activities	2,007	68

Change in cash and cash equivalent	1,945	(895)
Cash and cash equivalents, beginning of period	1,426	3,217

Cash and cash equivalents, end of period	$3,371	$2,322

Supplemental disclosure of cash flow activities:
Income taxes paid	$46	$22

Interest expense paid	$—	$10

See accompanying notes to the unaudited financial statements.

LIVEWORLD, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2007
1.     INTERIM FINANCIAL STATEMENTS
     We prepared the unaudited condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. The unaudited condensed interim financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state our financial position, results from operations and cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, we believe that the disclosures herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or future periods. The condensed balance sheet as of December 31, 2006 was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2006 contained in Amendment No. 2 to our Form10-SB filed with the SEC on July 13, 2007.
2.     RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Baord (“FASB”) issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities including, an amendment to SFAS No. 115” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of FAS 159, but do not expect the adoption of FAS 159 to have a material impact on our financial position, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for years beginning after December 15, 2006; therefore, the Company has adopted FIN 48 as of January 1, 2007. The adoption of this accounting standard increases the level of disclosure that we provide regarding our tax positions. The adoption of FIN 48 does not have a material impact on our financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including it Emerging Issues Task Force “ETIF”), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.
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
     We have certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include service development, community set-up, on-line community hosting, on-line community management, moderation services, and consulting. Accordingly, these contracts are accounted for in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 requires that we assess whether the different elements qualify for separate accounting. Because we do not believe that service development and community set-up activities have value to the customer on a stand-alone basis, this element does not qualify for separate accounting. Accordingly, fees received from service development and set-up activities are combined with the amounts allocable to the relevant undelivered item(s) within the contract. All other elements qualify for separate accounting and have objective and reliable evidence of fair value.
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
     Earnings Per Share — Basic income or loss per share is computed using the net income or loss and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the net income and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential dilutive common shares include, outstanding stock options and warrants. The computation of diluted income per share does not assume conversion, or exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. There were 23,590,277 and 23,604,277 outstanding options and warrants to purchase shares of our common stock for the periods ended September 30, 2006 and 2007, respectively. The outstanding options and warrants were excluded from the determination of diluted net loss per share for both the nine and three month period ended September 30, 2006 and 2007 as their effects are anti-dilutive.
     Allowances for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when making estimates of the uncollectibility of our accounts receivable balances. If we determine that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, an increase in the allowance will be made. Accounts receivable are written off when all collection attempts have failed. Our allowance for doubtful accounts was $0 as of December 31, 2006 and September 30, 2007.
4.     STOCK-BASED COMPENSATION
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) (“FAS No. 123 (R)”), “Share-Based Payment,” which is a revision of SFAS No. 123. FAS No. 123(R) supersedes APB 25, “Accounting for Compensation Arrangements” and amends SFAS No. 95, “Statement of Cash Flow.” FAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, FAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.
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
     For the three months ended September 30, 2007 we issued a total of 245,000 options with an approximate fair value of $80,000 for the option grants, and total expense for the period was approximately $3,000.
     We estimated the fair value of the stock options using the Black-Scholes option-pricing model, by using the following assumptions for the options granted for the three months ended September 30, 2007:

Stock Options
Dividend yield	0%
Expected volatility	100%
Risk-free interest rate	4.40%
Expected term	4 Years
Forfeiture rate	13%
     A summary of the stock option activity is as follows:

				Weighted Average
	Shares		Weighted Average	Remaining	Aggregate
	Available	Options	Exercise Price	Contractual Life	Intrinsic Value
	for Grant	Outstanding	Per Share	(in years)	(in thousands)
Balance as of December 31, 2006	—	21,576,777	$0.12
Granted	—	—	—
Forfeited	—	(175,000)	$0.45
Exercised	—	—	—

Balance as of March 31, 2007	0	21,401,777	$0.12
Additional shares reserved	10,696,768	—	—
Granted	(362,500)	362,500	$0.57
Forfeited	40,000	(40,000)	$0.45
Exercised	—	(100,000)	$0.38

Balance as of June 30, 2007	10,374,268	21,624,277	$0.11
Granted	(245,000)	245,000	$0.46
Forfeited	185,000	(185,000)	$0.03
Exercised	—	(80,000)	$0.03

Balance as of September 30, 2007	10,314,268	21,604,277	$0.12	5.9	$9,104

     The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of September 30, 2007. During the three months ended September 30, 2006 and 2007, the aggregate intrinsic value of options exercised under our stock option plans was $11,000 and $41,000, respectively, determined as of the date of option exercise.
     The 1996 Stock Option Plan (“1996 Plan”) provides for stock options to be granted to employees, independent contractors, officers, and directors. Prior to 2004, options were generally granted at an exercise price which approximates eighty-five percent (85%) to one hundred percent (100%) of the estimated fair market value per share at the date of grant, as determined by our Board of Directors. Since 2004, options have generally been granted at one hundred percent (100%) of their estimated fair market value per share at the date of grant, as determined by our Board of Directors. All options issued under the 1996 Plan and the 2007 Stock Option Plan (“2007 Plan”) have a term of ten (10) years, and generally have a vesting schedule such that they vest ratably over four (4) years, twenty-five percent (25%) one (1) year after the grant date and the remainder at a rate of 1/36 per month thereafter. As of December 31, 2005, all outstanding stock options were exercisable. The 1996 Plan expired in October of 2006 and was replaced by our 2007 Plan. Under the 2007 Plan, the number of shares authorized for grant is 10,696,768. As of September 30, 2007 there were a total of 21,604,277 outstanding options under the 1996 Plan and the 2007 Plan. As of September 30, 2007, there was approximately $878,000 of total unrecognized compensation expense related to non-vested stock based compensation arrangements granted under the 1996 Plan and the 2007 Plan, as well as stand alone option grants. The cost is expected to be recognized over the next 4 years.

5.     PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following items:

	December 31,	September 30,
($ in thousands)	2006	2007
Computer Equipment	$1,978	$2,241
Software	1,034	1,077
Furniture and fixtures	22	24
Leased Equipment	174	208
Accumulated depreciation	(2,098)	(2,555)

Property, furniture and equipment, net	$1,110	$995

The depreciation expense was approximately $62,000 and $150,000 for the three months ended September 30, 2006 and 2007 respectively, and approximately $354,000 and $456,000 for the nine months ended September 30, 2006 and 2007 respectively.
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
     The following discussion and analysis should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this form 10-QSB. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” contained in Amendment No. 2 to our Form 10-SB filed with the SEC on July 13, 2007.
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
     We create value by enabling and managing dialogue based relationships on the Internet. This in turn addresses the burgeoning market for Internet based relationship marketing, customer support and business intelligence services. Although online communities have existed for over 20 years, only in the past few years has the genre come into its own, and we believe it will become one of the dominant venues by which brands market to and manage relationships with their customers. We provide not only the technology and infrastructure to create an online community and the moderation services to oversee it, but also expertise to consult with our clients on the best way to integrate their community with their brand. Our community management and moderation services help to define the environment, provide leadership, and direct the content of the community to reflect that of the client’s focus. Our features and tools enable members of the community to express themselves and interact with each other, and our client. In addition, our reporting tools reveal to the client what is happening and what it means, factors critical to community management, as well as to our clients to help them achieve their business objectives. Our services consist of the following products delivered on a complete end-to-end or modular basis:
     Professional Services: Professional Services include development and set-up of standard systems; customization of the standard system and internationalization and localization. Professional Services also include consulting and design services that provide expertise in developing social networking/community brand definition, website design focusing on community architecture, and online community management.
     Application Hosting: Application Hosting includes operating applications on our system infrastructure on behalf of our clients. These applications include:

•	The LiveWorld Community Center, which is an integrated social network/online community that includes expressive profiles (user name, photo, interests, blog, user video, photo albums, guestbooks, and friends lists), message forums, polls, community galleries, and community calendars.

•	Stand-alone services such as blogs, user videos, message forums, groups, chats and live events (interactive webcasts).
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
     Backlog
We maintain a positive outlook for 2007, and our current backlog for the remainder of the fiscal year is approximately $2.8 million.
     Results From Operations
The following table sets forth our historical operating results as a percentage of total revenues for the periods indicated:
LIVEWORLD INC.
UNAUDITED STATEMENT OF OPERATIONS
(As a percentage of revenue)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.2	39.5	39.6	38.4

Gross margin	61.8	60.5	60.4	61.6
Operating expenses
Product development	20.4	25.4	17.7	25.0
Sales and marketing	17.1	22.6	18.9	23.2
General and administrative	32.0	28.4	27.2	33.0
Stock based compensation	2.2	2.6	1.0	2.8

Total operating expenses	71.7	79.0	64.8	84.0

Operating loss	(9.9)	(18.5)	(4.4)	(22.4)

Other income	0.9	2.0	1.8	1.7

Loss before tax	(9.0)%	(16.5)%	(2.6)%	(20.7)%

     Nine and Three Months Ended September 30, 2006 and 2007
     Total Revenues
     Our revenues increased from approximately $6.9 million for the nine months ended September 30, 2006 to $7.9 million for the nine months ended September 30, 2007, which represented an increase of 14% period-over-period. Revenues increased primarily as a result of increased sales of our community center services which include professional services, application hosting, and community management. We continue to develop relationships with new clients as we focus on marketing our community center services. Revenues for the nine months ended September 30, 2007 for non-AOL LLC clients increased 59%, which was offset in part by the decrease in AOL LLC (“AOL US”) revenues, AOL US revenues dropped 56% for the same period. AOL US represented approximately $2.7 million for the nine months ended September 30, 2006 and $1.2 million for the nine months ended September 30, 2007.

     For the nine months ended September 30, 2006, revenues from AOL US comprised approximately 39% of our total revenues and eBay Inc. (“eBay”) accounted for approximately 33% of our total revenues while all other clients represented approximately 28% of our total revenues. For the nine months ended September 30, 2007, revenues from AOL US comprised approximately 15% of our total revenues and eBay accounted for approximately 31% of our total revenues while all other clients represented 54% of our total revenues.
     New clients in the nine months ended September 30, 2007 who we launched communities or provided moderation services for included the following:

•	AOL Europe

•	Jive as provider for Bank of America

•	The British Broadcasting Corporations

•	Digitas as agency for American Express

•	Hillary Clinton Presidential Campaign
•	Mattel

•	MindShare

•	MEC as agency for Sony Ericsson

•	Wildfire as agency for Procter and Gamble

•	Wildfire as agency for Glaxo-Smith Klein

     Our revenues increased from approximately $2.3 million in the three months ended September 30, 2006 to $2.8 million for the three months ended September 30, 2007 representing an increase of 21% period-over-period. The growth of our revenues was driven by the increase in non AOL US revenues which grew 56% period-over-period, or approximately $914,000, from $1.6 million to $2.5 million. This increase was offset in part by the decrease in AOL US revenues, which dropped 62% period-over-period. AOL US was approximately $705,000, or 30% of total revenues for the three months ended September 30, 2006 and reduced to approximately $270,000, or 10% of total revenues in the three months ended September 30, 2007. We expect our total revenues from AOL US to decline in both absolute dollars and as a percentage of revenues for fiscal 2007 and to be insignificant as a percentage of revenues for 2008. The changes in AOL US business have resulted in a continuous reduction in the volume of services AOL US purchases from us. We anticipate that the loss of this revenue will be offset in part or in full by additional revenues from new contracts and projects with our existing clients or new clients, and should not have a material impact on our operations.
     For the three months ended September 30, 2007, revenues from AOL US accounted for approximately 10% and eBay represented approximately 28% of our total revenues, while all other clients represented 62% of our total revenues for the period.
     No client other than eBay and AOL US represents more than 10% of our total revenues in a given period.
     Operating Expenses
     Product Development — Product development costs were approximately $1.2 million, or 18% of total revenues for the nine months ended September 30, 2006, and $2.0 million, or 25% of total revenues for the nine months ended September 30, 2007, which represented an increase of 60%. For the three months ended September 30, 2006, product development costs were approximately $476,000, or 20% of total revenues, and $713,000, or 25% of total revenues for the three months ended September 30, 2007, which represented an increase of 50% period-over-period.
     The period-over-period spending increases were related to our continued development efforts and improvements to our service offerings. The majority of these costs were personnel related, including salary costs, as we hired employees in connection with the ongoing development and enhancement of our services. We are committed to our service development efforts and expect service development costs will continue to increase in future periods. Such efforts may not result in additional new services and any new services may not generate sufficient revenues, if any, to offset the costs.
     Sales and Marketing — Sales and marketing costs were approximately $1.3 million, or 19% of total revenues for the nine months ended September 30, 2006, and $1.8 million, or 23% of total revenues for the nine months ended September 30, 2007, which represented an increase of 40%. For the three months ended September 30, 2006, sales and marketing costs were approximately $399,000 or 17% of total revenues, and $636,000, or 23% of total revenues for the three months ended September 30, 2007, which represented an increase of 59% period-over-period.
     The substantial majority of these costs are associated with our ongoing community management services, which are the costs associated with the servicing of existing clients, as opposed to those costs derived from new business development. Expenses in sales and marketing activities are increasing as we look to gain new clients. We expect sales and marketing costs to increase as we further develop our sales efforts of private label online social network and community services to new clients. In addition, if our service development efforts are successful and new services are created, we may incur increased sales and marketing expense to promote these services to new and existing clients.

     General and Administrative — General and administrative costs were approximately $1.9 million, or 27% of total revenues for the nine months ended September 30, 2006, and $2.6 million, or 33% of total revenues for the nine months ended September 30, 2007, which represented an increase of 40%. For the three months ended September 30, 2006, general and administrative costs were approximately $746,000, or 32% of total revenues, and $798,000, or 28% of total revenues in the three months ended September 30, 2007, which represented an increase of 7% period-over-period.
     The increases in expenses were primarily a result of additional costs associated with new hires and salary increases, depreciation expense associated with infrastructure expansion, and increased legal and audit fees. We anticipate an increase in general and administrative expenses as a result of the addition of new personnel in administrative departments, and the legal and accounting fees to prepare the quarterly and annual reports required to be filed with the SEC. Additionally, we believe that meeting the requirements of the Sarbanes-Oxley Act will add additional overhead expenses and result in increases in our general and administrative expense in terms of both absolute dollars and as a percentage of total revenues, resulting in reduced earnings in future periods.
     Stock Based Compensation — Stock based compensation costs were approximately $66,000, or 1% of total revenues for the nine months ended September 30, 2006, and $217,000, or 3% of total revenues for the nine months ended September 30, 2007, which represented an increase of 229%. For the three months ended September 30, 2006, stock based compensation costs were approximately $51,000, or 2% of total revenues, and $74,000, or 3% of total revenues in the three months ended September 30, 2007, which represented an increase of 45% period-over-period.
     In December 2004, the FASB issued FAS 123(R) to account for stock-based compensation which is expected to increase our operating expenses and consequently reduce earnings in future periods. We plan to continue offering stock options to our employees priced at the fair market price on the grant date, which will result in an increase in stock option expense.
Financial Condition and Liquidity
     Our total assets were approximately $6.7 million as of December 31, 2006 and $5.5 million at September 30, 2007. This represented a decrease of approximately $1.2 million or 18% of total assets. Our cash decreased by approximately $894,000 to $2.3 million as of September 30, 2007 from $3.2 million as of December 31, 2006. This decrease was a result of our increased personnel headcount over the past nine months. The investment in the joint venture with WPP has decreased from approximately $977,000 as of December 31, 2006 to approximately $837,000 as of September 30, 2007. This represented a decrease of approximately $141,000, or 14%, of the initial investment in the joint venture, as we absorbed our portion of the losses associated with the operations of the joint venture. Our property and equipment also decreased approximately $115,000 to $995,000 as of September 30, 2007 from $1.1 million as of the period ended December 31, 2006. We anticipate this reduction to reverse in the fourth quarter of 2007 as we continue our expansion of the datacenter to support the needs of our existing and future clients. We expect to spend approximately $160,000 in capital for this expansion project, but this project is subject to ongoing review based on market conditions.
     Total current liabilities were approximately $1.4 million at December 31, 2006 and $1.7 million at September 30, 2007. This represented an increase of approximately $327,000 or 23% period-to-period. This increase was due primarily to the increase in accounts payable from approximately $343,000 at December 31, 2006 to $611,000 at September 30, 2007, or an increase of $268,000. The increase in accounts payable are as a result of the increases in both legal and accounting fees associated with reports we now file with the SEC. Additionally, it is our policy to use contract employees to provide additional resources in delivering services to our clients when necessary, and this has helped to increase the accounts payable over the nine month period ending September 30, 2007.

     For the nine months ended September 30, 2006 our net cash provided by operating activities was approximately $543,000, this has decreased by approximately $1.2 million to a net cash used by operating activities of $623,000 for the nine months ended September 30, 2007. Our primary use of cash is the operating costs related to the delivery of the private label online social network and community services. We anticipate hiring additional personnel to develop additional sales channels, to support the delivery of services to clients, and maintain our general and administrative needs. These costs include but are not limited to salaries, payroll taxes, benefits, related expenditures and professional fees. Our net cash provided (used) by operating activities differ materially from the loss from operations of approximately $302,000 for the nine months ended September 30, 2006, and $1.8 million for the nine months ended September 30, 2007. The differences were due primarily to stock-based compensation expense, depreciation expense, and various changes in our operating assets and liabilities.
     Net cash used by investing activities decreased approximately $265,000 to $340,000 for the nine months ended September 30, 2007 from $605,000 for the nine months ended September 30, 2006. This reduction in the cash used by investing is due to our decrease in hardware equipment purchases for our employee base and our datacenter. We anticipate increasing our investment in hardware and related equipment as a result of our expansion of the datacenter.
     In September 2007 we increased our use of the master lease agreement for equipment purchased for operations with Bank of America. The total available line is $800,000 as of September 30, 2007 and we have committed to approximately $192,000 of equipment on the lease agreement with payments of approximately $7,000 per month. We believe the cash balances, cash generated by operations, and available credit facilities will be sufficient to make the payments on the capital lease.
     We believe that the combination of cash balances, cash flow from operations, and available credit facilities will be sufficient to satisfy cash needs for the current level of operations and planned operations for the next twelve months.
     In the future, we may strategically seek to take advantage of opportunities in the equity and capital markets to raise additional funds in order to take advantage of opportunities that may become available to us, including expansion of our operating activities and acquisition of businesses, products or technologies, or otherwise to respond to competitive pressures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.
Item 3. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us is made known to them by others within that entity, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.
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
     None.
Item 3. Default Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     In November 2007 we received notice from AOL US that they will not renew their contract with us, and the current contract will expire on December 31, 2007. The changes in the AOL business have resulted in the reduction of services we provided to them. As it pertains to our business with other parts of AOL our contract with AOL UK ends in December 2007. Our contract with AOL Europe continues through January 2008, and from time to time we provide services to AOL Media, an interactive advertising agency. Please see Item 2 Management’s Discussion and Analysis for additional information.
Item 6. Exhibits

Exhibits:
10.1 (1)	1996 Stock Option Plan
10.2 (1)	1999 Director Option Plan
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from our Registration Statement on Form S-8 (333-144818) filed with the SEC on July 24, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 9, 2007

LIVEWORLD, INC.
By:	/s/ David S. Houston
David S. Houston
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002