Form 10-K
period 2007-12-31
LIVEWORLD INC
filed 2008-03-25
CIK 1080088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26657

LIVEWORLD, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0426524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4340 Stevens Creek Blvd. Suite 101 San Jose, California	95129 (Zip Code)
(Address of principal executive offices)

(408) 871-5200
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price as reported by the Over-the-Counter Bulletin Board on such date, was approximately $14,886,521. Shares of common stock held by each executive officer and director and by each person who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s common shares outstanding as of March 24, 2008 was 30,862,811

DOCUMENTS INCORPORATED BY REFERENCE

Sections of LiveWorld’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

LIVEWORLD, INC.

PART I

Item 1.	Business.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. We have described in Part I, Item 1A “Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission (“SEC”) and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update the information this report, except as may otherwise be required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

Overview

We are a social network marketing agency specializing in the provision of private label online social networks and community services for companies, many of which are in the Fortune 1000, to engage and build loyalty with, provide support to and gather intelligence from their customers. We develop and operate online social networks and communities for our clients. These communities are designed to build lasting relationships with and among our client’s customers and other constituencies — it is the difference between simply operating community applications and creating solutions that meet our client’s fundamental business goals.

We create value by enabling and managing dialogue based relationships on the Internet. This in turn addresses the burgeoning market for Internet based relationship marketing, customer support and business intelligence services. Although online communities have existed for over 20 years, only in the past few years has the genre come into its own, and we believe it will become one of the dominant venues by which brands market to and manage relationships with their customers. We provide not only the technology and infrastructure to create an online community and the moderation services to oversee it, but also expertise to consult with our clients on the best way to integrate their community with their brand. Our community management and moderation services help to define the environment, provide leadership, and direct the content of the community to reflect that of the client’s focus. Our features and tools enable members of the community to express themselves and interact with each other, and our clients. Our reporting tools, combined with our insight, reveal to our clients what is happening and what it means, factors critical to community management, as well as to our clients to help them achieve their business objectives.

Our services consist of the following products delivered on a complete end-to-end or modular basis:

Professional Services:  Professional Services includes development and set-up of standard systems; customization of the standard system (features, design, data feeds, and integrated registration among others) and internationalization and localization. Professional Services also include brand strategy and community consulting and design services that provide expertise in developing social networking/community brand definition, web site design focusing on community architecture, and online community management.

Application Hosting:  Application Hosting includes operating applications on our system infrastructure on behalf of our clients. These applications include:

•	LiveWorld Community Center, which is an integrated social network/online community that includes:

•	Expressive profiles — allow community members to create user profile pages to describe themselves and share information about themselves. Such information can include a screen name, list of interests, photos, an icon or avatar. Profiles can additionally include blogs, photo albums, guest books, favorites lists, and a list of friends in the community (displaying their screen names and photo), with connection links to friends’ profiles.

•	Blogs — allow users to write and display essays in journal or diary format, and optionally to permit other users to post comments on the essays. Blogs also feature the ability to link to other blogs and web sites.

•	User videos — allow users to upload, display, comment on and share videos.

•	Message forums — allow users to post comments to a web page, followed by other posts from the same and/or other users.

•	Polls — allow a content provider and/or members of an Internet community to publish a simple poll or survey, giving users the opportunity to answer the published questions and providing the poll results.

•	Community galleries — features user content and community calendars for organizing and displaying online and offline events of interest to the community.

•	Other application hosting services provided by LiveWorld include:

•	Blogs (on a standalone basis) — allow users to write and display essays in journal or diary format, and optionally to permit other users to post comments on the essays. Blogs are also characterized by the ability to link to other blogs and web sites.

•	User videos (on a standalone basis) — allow users to upload, display, comment on and share videos.

•	Message forums (on a standalone basis) — allow users to post comments to a web page, followed by other posts from the same and/or other users.

•	Groups — allow community members to create their own sub-communities, usually with message forum, email list, photo album and other such applications specific to that sub-community.

•	Chats — allows users to text chat with each other in real time.

•	Live events (interactive webcasts) — allow broadcasting of interviews or presentations in real time to attending users, each of whom can submit questions to the presenter and participate in polls.

Community Management Services:  Community Management Services includes creative, community programming and client management, services to help design, organize, manage, oversee and evolve the feature, content, and user participation aspects of an online community.

Moderation Services:  Moderation services include standard policing, topical and editorial moderation. Moderators are trained personnel that read and view user generated content for adherence to web site guidelines, and allows moderators to take appropriate action when content violates those guidelines. Such action might include permitting, hiding (or deleting), or escalating to a supervisor such content. Moderation can also involve trained personnel leading topical discussions, or selecting or editing site content for featured display.

Reporting Services:  Reporting services provide clients with metrics and analysis of the online community.

For a majority of our clients we provide our services through our flagship product, the LiveWorld Community Center, which combines a full range of social networking and community services into an integrated branded community. Our services include working with our clients to develop their basic social networking/community brand definition, their overall site design with an emphasis on the community architecture, development and setup of the social network/community site, ongoing application hosting operations, moderation, community management and reporting.

For other clients, we provide only the specific modules they request. For example, we may provide moderation services deployed on a client’s in-house or third party platform or alternatively we may simply provide application hosting with the client using our tools to moderate the service themselves. For some clients we only provide message forums and for others we only provide support for live events (interactive webcasts).

We were incorporated in California on April 10, 1996 as LiveWorld Productions and reincorporated in Delaware in July 1999. In April 1999 we changed our name from LiveWorld Productions to Talk City, Inc. On May 8, 2001,when we sold our Talk City consumer site, we changed our name from Talk City, Inc. to LiveWorld, Inc. Our principal office is located at 4340 Stevens Creek Blvd., Suite 101, San Jose, California, 95129. Our telephone number is (408) 871-5200. Our Internet address is http://www.liveworld.com. No information on our website is deemed to be incorporated into this Form 10-K. In this Form 10-K, we refer to the year ended December 31, 2005 as fiscal 2005, the year ended December 31, 2006 as fiscal 2006, the year ended December 31, 2007 as fiscal 2007, and the year ended December 31, 2008 as fiscal 2008.

Our Clients

Our current clients (largest clients, based on fiscal 2007 revenues) are (listed in alphabetical order):

A&E Television Networks	AOL (UK) Limited	AOL LLC	BBC Worldwide Limited	BEA Systems, Inc.
The Campbell Soup Company	Coca Cola Company	Digitas	eBay, Inc.	Expedia, Inc.
Home Box Office, Inc.	Hearst Communications, Inc.	Hillary Clinton for President Campaign	Hotels.com, L.P.	HSBC Bank PLC
Kraft Foods Global, Inc.	Marriot International, Inc.	Mattel, Inc.	MindShare	MINI
MTV Networks, Latin America, Inc.	LeapFrog Enterprises, Inc.	Nuetrogena, Corporation	NBA Properties, Inc.	QVC, Inc.
Scientific American, Inc.	Sony Ericsson Mobile Communications AB	The TJX Companies, Inc.	TV Guide Online, Inc.	Verizon Wireless, Inc.

With the exception of AOL LLC (“AOL US”) and eBay, none of our clients accounted for more than 8% of our revenues in fiscal 2007. AOL US represented approximately 13% for fiscal 2007, approximately 36% for fiscal 2006 and approximately 51% for fiscal 2005. eBay represented approximately 31% for fiscal 2007 and 2006, and approximately 26% for fiscal 2005.

Our contract with AOL US ran out at the end of 2007. We do not anticipate AOL US being a material client of ours in the future. Our business relationship with eBay began in 2001 and our current contract runs through 2009.

We are increasingly working with our client’s advertising and marketing agencies to form relationship marketing strategies and create social network and community solutions integrated into the overall marketing strategy. We have delivered programs with agencies such as, AKQA (Coca-Cola), Beam Interactive and Relationship Marketing, Inc. (MINI), Digit (BBC Worldwide), Digitas (financial services client), Euro RSCG (Campbells, MINI), Hill Holiday, Connors & Cosmopolis (financial services client), Ogilvy & Mather (Dove), Questus, Inc. (Verizon Wireless), and Wunderman UK (Land Rover).

In July 2006, we entered into a non-exclusive joint venture with WPP Group plc through its subsidiary, J. Walter Thompson U.S.A., Inc. (‘‘WPP”). Pursuant to the joint venture we formed a limited liability company, LiveWorld-WPP, L.L.C., to market and sell our products and services to WPP . WPP is one of the world’s leading marketing and communications firms and includes in its company portfolio JWT, Ogilvy & Mather Worldwide, Young & Rubicam, The Voluntarily United Group, Grey Worldwide, MindShare, MediaCom, Mediaedge:cia, Millward Brown, Research International, KMR Group, OgilvyOne Worldwide, Wunderman, 141 Worldwide, Hill & Knowlton, Ogilvy Public Relations Worldwide, Burson-Marsteller, Cohn & Wolfe, CommonHealth, Sudler & Hennessey, Ogilvy Healthworld, Enterprise IG, Landor and Fitch among others.

Competition

The market for private label online social networking and community services is new, rapidly evolving, highly competitive, and is characterized by typical market pressures such as pricing, new capabilities and time to market.

We believe the primary competitive factors are in providing:

•	A positive user experience, an effective and lasting brand impression, and the ability to create and manage the community’s culture such that it maps to and from the client’s brand;

•	A solutions approach and quality of client service with a return-on-investment focus;

•	Brand recognition with corporate clients;

•	User affinity and loyalty;

•	A full range of value-added service including moderation, reporting, design and customization, as well as application hosting;

•	Global and local capabilities;

•	Quality, reliability and scalability of the systems; and

•	Functionality, technology and system infrastructure.

We also compete with numerous new entrants from a wide range of sectors, including marketing services, software technology and Internet services. In addition to third party providers, we also compete with companies potential in-house capabilities.

We believe we distinguish ourselves from our competitors by:

•	Our position as a full solution social network marketing agency rather than the more narrow focus of being only an application service provider or only a moderation services provider;

•	Fully integrated solutions in which the components interoperate and the overall community is integrated with the client’s system;

•	Structured community environments that engage and build loyalty with our clients’ constituencies;

•	Large scale infrastructure, and proprietary technology including applications, moderation tools and reporting tools;

•	Leadership in the moderation space and community management space;

•	Global capabilities with years of experience providing solutions in dozens of countries and languages;

•	Marquee list of current clients including some of the world’s leading brands; and

•	Sales and marketing relationships, including our joint venture with WPP.

We believe that our ability to compete in this market depends on factors both within and outside our control, including the timing of release, performance and price of new services developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property, Proprietary Rights And Domain Names

We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, clients, independent contractors, network participants and others to protect our proprietary rights. We strategically pursue the registration of trademarks and service marks in the United States, and have applied for and obtained registration in the United States for “LiveWorld”.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we offer our services.

As part of our operating contracts with clients, we cross-license proprietary rights, such as trademarks, copyrights and other intellectual property for use in the deployment of the contracted services. Although we attempt to ensure that the quality of our brand and our other proprietary rights are maintained in these deployments, the steps we take to protect these proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us.

Backlog

We maintain a positive outlook for 2008, and our current backlog for the year is approximately $7.6 million as of February 29, 2008.

Executive Officers of the Registrant

The following information sets forth the names of our current directors and executive officers, their ages and positions with us as of December 31, 2007.

Name	Age	Position

Peter H. Friedman	52	Chairman of the Board and Chief Executive Officer
David S. Houston	37	Senior Vice President and Chief Financial Officer
Jenna Woodul	59	Executive Vice President and Chief Community Officer
Chris N. Christensen	47	Executive Vice President of Engineering and Operations

Peter H. Friedman has served as our Chairman of the Board, President and Chief Executive Officer since he co-founded LiveWorld in April 1996. From 1984 to February 1996, Mr. Friedman worked at Apple Computer, Inc., where he served in multiple roles including Vice President and General Manager of Apple’s Internet/Online Services business unit. In this role, Mr. Friedman managed and grew Apple’s AppleLink relationship marketing and support online services, oversaw the launch and growth of eWorld, Apple’s consumer online service, and a series of Internet-based services such as Salon and Youth Central. Mr. Friedman also held various senior marketing roles at Apple. Mr. Friedman received a M.B.A degree from The Harvard Business School and a B.A. American History degree from Brown University.

David S. Houston joined us as our Senior Vice President and Chief Financial Officer in October 2006, and is responsible for accounting, resource management, financial transactions and investor relations. From January 2001 until September 2006, Mr. Houston was a private consultant providing financial and merger and acquisition services to clients. From October 1999 to December 2001, Mr. Houston managed the corporate development activity for the broadband group of Excite@Home, an Internet service provider. From May 1994 to September 1999, Mr. Houston held various roles within CKS Group, a marketing communications company, where he was a key member of the management team and he focused on developing the management reporting systems, guiding the merger and acquisition activity, leading the international expansion strategy, and managing the world-wide financial planning and analysis. Mr. Houston holds a B.S. in Business Administration from the University of California, Riverside and a M.B.A. from the Santa Clara University.

Jenna Woodul has served as our Executive Vice President and Chief Community Officer since she co-founded LiveWorld in April 1996. From January 1993 to March 1996, Ms. Woodul cultivated the online community for Apple’s eWorld, where she directed the Community Center. Ms. Woodul worked at Apple from 1984 to 1988 in Apple’s business communications service, AppleLink, as a core member of the team that developed the community-oriented AppleLink, Personal Edition, which later became America Online. Ms. Woodul received a M.A. in Education from the University of New Mexico and a B.A. in Hispanic Studies from Vassar College.

Chris N. Christensen has served as our Executive Vice President of Engineering and Operations since May 1996. From May 1993 to May 1996, Mr. Christensen served as the Engineering Manager for Apple’s Online Services division. Mr. Christensen managed the Macintosh and Windows clients for Apple’s eWorld online service.

He also wrote the e-mail application for the Newton and worked on the QuickTime plug-in for the Macintosh. Prior to his experience at Apple, Mr. Christensen worked at Hewlett-Packard Company for five years. Mr. Christensen received an M.E. and B.S. in Computer and Systems Engineering from Rensselaer Polytechnic Institute.

Employees

As of December 31, 2007 we had a total of 73 corporate employees, 72 of whom were located in the United States and one who is located in the United Kingdom. Of the total, 38 were engaged in product development and systems deployment, 24 in producing and managing the services, 3 in sales and marketing, and 8 in general and administrative. In addition, we had 189 moderator employees along with 9 international contract moderators. These moderators are paid on an hourly basis. The number of moderators can vary substantially depending on the volume and scope of our moderation services business.

None of our employees is represented by a labor union. We have never experienced any work stoppages and we consider our relations with our employees to be good.

Item 1A.	Risk Factors.

You should carefully consider the risk factors discussed below as well as other information contained in this Form 10-K. The risks discussed below, together with all of the other information in this Form 10-K, including the consolidated financial statements and the related notes appearing herein, any of which could materially affect our business, financial conditions or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially and adversely affect our business, financial condition and results of operations.

Fluctuations in quarterly operating results may cause our stock price to decline.

Our operating results will fluctuate from quarter to quarter, and in the event our operating results in one or more future quarters were to be below the expectations of our investors the price of our common stock would likely decline. We expect that our quarterly operating results will continue to fluctuate significantly and be affected by many factors, the more important of which include:

•	Our dependence on increased online community services revenues;

•	Fluctuation of our revenues, especially with our largest clients;

•	General economic conditions;

•	The length of our sales cycle;

•	Our ability to increase our base of clients;

•	Our management of any growth;

•	Potential technical difficulties or system down time affecting the Internet generally or our company specifically; and

•	The success of our strategy to invest in growth, product development and sales and marketing efforts.

These factors are described in more detail in the risk factors described below. Many of these factors are beyond our control.

Historically our revenues have been highly concentrated in two clients. Our revenues will continue to be highly concentrated with one client the loss of part or all this business could severely damage our company.

Our revenues in the past several years have been highly concentrated in two clients. For fiscal 2008 we do not anticipate material revenues from AOL US, however a significant portion of our revenues remain concentrated with the one client, eBay. The loss of part or all this business could severely damage our company.

Our revenues are concentrated between our two largest clients, AOL US and eBay. For fiscal 2007, revenues from AOL US comprised approximately 13% of our total revenues and eBay accounted for approximately 31% of our total revenues. For fiscal 2006 and 2005, AOL US revenues accounted for approximately 36% and 51% of our revenues, respectively, and eBay revenues accounted for approximately 31% and 26% of our revenues, respectively. Our revenues from these clients can change rapidly with little notice, and our revenues from AOL US has declined in recent years and we do not expect any revenues from AOL US in fiscal 2008.

Some of our agreements, including those with eBay, allow for modifications and cancellations with little or no notice, and in some events without having to pay an early termination penalty. Because our largest clients account for a substantial portion of our revenues, and because they have significant leverage in the markets in which we compete, we may determine to waive or amend provisions of our agreements, or enter into new agreements on terms less favorable than would otherwise prevail. The continued concentration of revenues among a few clients may create additional volatility in our stock price. The loss of a significant portion of business from any material client could materially harm our operating results, and could result in a significant decline in our stock price.

The market in which we compete is highly competitive, and if we are unable to compete effectively, our business will not succeed.

The market in which we compete is highly competitive and is characterized by pressure to reduce prices, rapidly incorporate new technologies, frequently introduce new products and services, and accelerate community venue launches. Historically, the competitive landscape in which we compete has been fragmented, with a variety of small companies competing with us. There are relatively low barriers to entry into our business and we expect to face additional competition in the future. Also, many companies may attempt to implement services similar to those we provide internally, requiring us to compete with these “in-house” implementations.

There can be no assurance that existing or future competitors will not develop or offer services that provide significant advantages over those services offered by us, which could have a material adverse affect on our business, financial condition, and operating results. Increases in the number of companies competing for the attention and spending of businesses could result in price reductions, reduced margins or loss of market share, any of which could decrease our revenues and contribute to our not achieving our objectives.

We may need to raise capital in the future, and we may not be able to do so on attractive terms, or at all.

We may desire or be required to raise additional capital in the future to operate or grow our business including to:

•	Fund ongoing operations including adding personnel and equipment;

•	Increase our client base;

•	Increase our sales activities; and/or

•	Adequately inform the market about our services positioning and new products.

If we do not have resources to achieve these objectives, our stock price could decline. If we are required to raise capital, but are unable to do so on attractive terms, our existing investor’s ownership could be significantly diluted and, if we are unable to raise capital to continue operations, our common stock would have no value.

Our sales cycle varies and at times is difficult to predict, which may result in greater variation in quarterly results than would otherwise prevail.

Our sales cycle varies in length of time. During the sales cycle, we may expend substantial funds and management resources without generating corresponding revenues. The time between our initial contact with a potential client and the execution of a contract with that client typically ranges from a few weeks to several months. The sales cycle is also subject to delays as a result of factors over which we have little or no control, including the following:

•	Client budgetary constraints;

•	Client internal acceptance reviews;

•	The success and continued internal support of clients’ own development efforts; and

•	The possibility of cancellation or delay of projects by business clients.

The length and uncertainty of the sales cycle also may harm our billing and collection efforts. The length of the sales cycle might prevent us from rendering services on a more accelerated basis, which slows cash flow and reduces our ability to fund our expenditures during the sales cycle. Companies with unpredictable revenues and sale cycles may experience higher volatility in stock price than companies with more predictable operating results.

We are highly dependent upon the services of our key personnel, and if we were unable to timely replace any key employee, our business would be severely harmed.

Our future success will depend, to a significant extent, on the continued services of Peter Friedman, our Chairman and Chief Executive Officer, Jenna Woodul, our EVP and Chief Community Officer, and Chris Christensen, our EVP of Engineering and Operations. Mr. Friedman has been our Chairman and Chief Executive Officer since the start of the company in 1996 and also served as our Chief Financial Officer from 2002 to 2006, and Mr. Friedman, Ms. Woodul and Mr. Christensen have also served as the primary members of our executive team since our inception in 1996. Although the loss of any key employee can be damaging, the loss of the services of Mr. Friedman, Ms. Woodul, or Mr. Christensen could be especially damaging to us because of their extended history of service and the concentration of management responsibility among these executives. The loss of any one of these executives, or any other key employee could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. The loss of their services could also harm our reputation with clients. We do not have long-term employment agreements with Mr. Friedman, Ms. Woodul, Mr. Christensen or any other employee. We maintain a $5 million key person life insurance policy on Mr. Friedman but do not have any such insurance on any other personnel.

Private label online social network and community services are relatively new and our future success is dependent upon the growth of this market.

We have derived, and expect to continue to derive, our revenues from the sale of private label online social network and community services. The market for private label online social network and community services has only recently begun to see substantial growth. The market is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products or services for the online community services market. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. There can be no assurance the market for online community development will continue to grow. Our growth and future success will depend on our ability to increase the number of clients, expand our service offerings, effectively implement these services and increase the average revenue per contract and per client. Our ability to generate significant revenues will also be dependent, in part, on our ability to create new online social network and community service offerings without diluting the value of our existing programs. Increasing these services may also prove to be more expensive and time consuming than anticipated and therefore having a material adverse effect on our business, financial condition and operating results.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success will depend on our ability to attract, retain and motivate highly skilled engineering, community management, sales, and other key personnel. Competition for such personnel is, at times, intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our ability to generate revenues relates directly to our personnel both in terms of numbers and expertise of the personnel we have available to work on the projects. Recent changes in the law, including recent regulations regarding stock options, including the accounting treatment of stock options, may hinder our ability to grant stock options and in turn hinder our ability to attract and retain personnel. Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

We depend on our network of trained community leaders and moderators for our services, to deploy and moderate our services. In addition, our ability to generate revenues relates directly to the availability of these moderators and community leaders to keep up with the work associated with the communities we develop and run for our clients. As a result any failure to retain existing moderators and community leaders, or hire new moderators and community leaders when necessary could have a material adverse effect on our business, financial condition, and operating results.

Many companies are facing increasing globalization cost pressures in the labor market ranging from service jobs similar to our moderation workforce to high technology jobs similar to our engineering workforce. If we find ourselves competing with companies that have lower service or engineering personnel costs, we may see a reduction in our operating profits and/or be faced with the need to offshore service and engineering jobs.

We are parties to a joint venture agreement that may result in warrants to acquire a substantial portion of our capital stock being issued, which would dilute our existing investors.

We have entered into a complex joint venture relationship to provide our products and services to the clients of WPP. Pursuant to the terms of the joint venture and associated agreements, we have issued warrants to purchase our common stock to WPP and may be required to issue additional warrants based on the future performance of the joint venture. In the event the joint venture were to be successful, the number of warrants issued could be substantial. The ability of WPP to receive the right to purchase a substantial portion of our common stock could discourage third parties from attempting to acquire us, which could depress our stock price. In addition, in the event the dilution caused to our stockholders by this relationship is not outweighed by the addition of new sources of revenues resulting from the joint venture our stock price could fall. Finally, the maximum total number of warrants that may be required to be issued under this relationship is 53% of the fully diluted share count of the company in 2010. However, the exact number of warrants that may be issued over the term of the agreement cannot currently be calculated, as it depends on a number of factors, including the amount of our revenues resulting from the joint venture, and the number of shares of our capital stock that are issued or issuable upon the exercise or conversion of options, warrants or convertibles securities over the next four years. The inability to determine with certainty the exact number of warrants to be issued in the future may make it more difficult for investors to determine the value our common stock. There were no warrants issued to WPP for fiscal 2007.

Peter Friedman is currently our sole director, and if he were to be unable or unwilling to continue in these roles, we would need to find a replacement, which could be difficult, costly and distracting to our business.

Peter Friedman serves as our sole board member. We do not have plans to expand our board of directors. Because we have no independent directors, we do not have an independent audit, compensation or corporate governance committee. We are not required to have independent committees under applicable law or the listing requirements of the market on which our stock trades. In the event Mr. Friedman were to be unable or unwilling to continue to serve as a director, which could occur with little or no advanced warning, we would need to find a replacement, which could cause a material disruption to our business. In addition, certain investors may be unwilling to invest in us because we do not have independent board members or independent committees, which could cause the price of our common stock to decline.

A significant portion of our capital stock or rights to acquire capital stock are held by a small group of people and entities whose interests may be different than other investors.

A significant portion of our capital stock and rights to acquire capital stock are held by a small group of people and entities. For example, as of December 31, 2007, Mr. Friedman, our Chief Executive Officer, Ms. Woodul, our EVP and Chief Community Officer, and Mr. Christensen, our EVP of Engineering and Operations, together owned or had rights to acquire in excess of 29% of our outstanding capital stock, while Jay Friedman owned or had rights to acquire approximately 7% of our outstanding capital stock. Funds affiliated with Allegis Capital owned approximately 10% of our outstanding stock and Jeffrey Easton owned approximately 12%.

The significant ownership of these people and entities may allow them to exert significant influence over many, if not all, of our major decisions for the foreseeable future. In addition, the possibility that WPP might acquire substantial warrants and in turn possibly substantial stock may discourage third parties from attempting to acquire significant ownership stakes. This may cause the price of our common stock to decline.

We may make strategic acquisitions or investments, which involves numerous risks, including the risk that we might pay too much for an acquisition or investment, that any transaction could distract management and that the failure to successfully integrate an acquired business may harm our business and cause our stock price to decline.

As part of our strategy to expand our services and revenues, we may acquire or make investments in businesses, joint ventures, technologies, services or products we view as complementary. Identifying suitable acquisition or investment candidates at reasonable prices or on reasonable terms may be difficult, and the failure to do so could harm our growth strategy. If we do acquire a company or make other types of acquisitions, we could have difficulty integrating the acquired services, personnel or technologies. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses. As a result the failure to consummate potential acquisitions or investments, or to integrate them into the business properly could have a material adverse effect on our business, financial condition, and operating results.

We may cease to be a public reporting company, which could limit the information that is publicly available about us and further reduce the liquidity of our common stock.

We will continue to evaluate the costs and benefits of remaining a public reporting company. In the event we cease to file periodic public reports in accordance with the rules of the SEC, the public information available about us would be significantly reduced. In addition, if we were to cease filing periodic public reports, we would no longer be eligible to be listed on the OTC though our stock might trade elsewhere such as on the Pink Sheets. As a result, the liquidity of our common stock could be reduced. This could cause the value of our common stock to decline and make it more difficult to purchase or sell our common stock.

Any system failure or slow down could significantly harm our reputation and damage our business.

System failures would harm our reputation and reduce our attractiveness to clients. Our ability to attract potential clients will depend significantly on the performance of our network infrastructure. In addition, a key element of our strategy is to effectively perform services for clients in order to increase their usage of our services. Usage of our online services could strain the capacity of our infrastructure, resulting in a slowing or outage of services and reduced traffic to our clients’ web sites. We may be unable to improve our technical infrastructure in relation to increased usage of our services. In addition, the users of the systems we deploy for our clients depend on Internet service providers, online service providers and other web site operators for access to our web sites. Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems. We provide our clients with service level agreement guarantees which, in some cases, if not met result in financial penalties that could have a material adverse effect on our business, financial condition and operating results.

We depend on third-party software to deliver specified aspects of our services.

If software purchased from third parties to perform aspects of our services does not function properly or is not updated, or the contractual relationships were to end, we would need to purchase new software from other third-party providers or develop replacement software on our own. Even though the third-party software we currently use would likely be replaceable through other third-party providers or developed internally, doing so would likely require increases in operating expenses and could cause a disruption in our business. This could have a material adverse effect on our business, financial condition and operating results.

If our business becomes more highly regulated, we may not be able to pursue our business model and our business could be substantial harmed.

Although few laws or regulations exist that specifically regulate communications on the Internet, the government might implement laws that result in more significant or different types of regulation. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit user volume and increase operating expenses. In addition, the application of existing laws to the Internet is uncertain and may take years to resolve and could expose us to substantial liability for which we might not be indemnified by the content providers or other third parties. This could have a material adverse effect on our business, financial condition and operating results. Existing laws and regulations currently, and new laws and regulations in the future, may address a variety of issues, including the following:

•	User privacy and expression;

•	The rights and safety of children;

•	Information security;

•	The convergence of traditional channels with Internet commerce; and

•	Taxation and pricing.

If Internet growth slows due to proposals to regulate Internet service providers in a way similar to long distance telephone carriers, the demand for our services could decline. The use of the Internet has burdened the existing telecommunications infrastructure and led to interruptions in phone service in areas with high Internet use. Several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

We may be exposed to liability for publishing or distributing content over the Internet.

We may be subject to claims relating to content that is published on or downloaded from our web site or the web sites we operate for our clients. We also could be subject to liability for content that is accessible from our web site through links to other web sites. Although we carry general liability, multimedia liability and errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, could have a material adverse effect on our business, financial condition and operating results.

The disclosure or misuse of data we collect could harm our business.

If third parties were able to penetrate our network security or otherwise misappropriate our users’ personal information, we might be subject to liability. These could include claims for impersonation or other similar fraud claims.

In addition, we currently use personal information we collect, about the users of the services we provide to clients, for internal information and to share with those clients to determine how to improve our services, applications and features, and to provide clients with feedback. These practices are limited by each client’s privacy policies. We could be subject to liability claims by clients’ users for misuses of personal information by the clients, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission has previously investigated various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. This could have a material adverse effect on our business, financial condition and operating results.

We may be subject to litigation over intellectual property rights, and any such litigation could be costly, involve significant distraction of management, and have an uncertain outcome.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us, and, we have been subject to such claims in the past. These claims, even if without merit, could require us to expend significant financial and managerial resources. Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses. We also may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees. Any such claims could have a material adverse effect on our business, financial condition and operating results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are located in a single facility in San Jose, California of approximately 2,400 square feet held under a multi-year lease expiring in 2009. We believe that our facilities are generally in good condition and sufficient to meet our present needs and that additional space will be available as needed.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings as of the date of the filing of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

No stockholder votes took place during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTC”) under the trading symbol “LVWD”. We were listed on the OTC in October 2007. Prior to joining the OTC, our common stock was quoted on the Pink Sheets.

The following table sets forth the range of the high and low bid prices by quarter as reported on the Pink Sheets and OTC since January 1, 2006. Quotations from the Pink Sheets and OTC reflect inter-dealer prices without adjustments for retail markups, markdowns or conversions and may not represent actual transactions.

	High	Low

Fiscal year ended December 31, 2006:
First Quarter	$0.60	$0.37
Second Quarter	$0.48	$0.35
Third Quarter	$0.60	$0.41
Fourth Quarter	$0.60	$0.48

	High	Low

Fiscal year ended December 31, 2007:
First Quarter	$0.65	$0.48
Second Quarter	$0.66	$0.53
Third Quarter	$0.65	$0.37
Fourth Quarter	$0.55	$0.28

Holders of Our Common Stock

As of December 31, 2007, we had approximately 199 holders of record of our common stock and additional stockholders hold shares in street name.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Overview

We build, operate (application hosting), and moderate private label online social network and community services for clients who use these services to generate dialogue and relationships with and among their customers and other constituencies. Clients use these services for loyalty relationship marketing, customer support and business intelligence. Our services consist of the following products delivered on a complete end-to-end or modular basis:

Professional Services:  Professional Services include development and set-up of standard systems; customization of the standard system and internationalization and localization. Professional Services also include brand strategy and community consulting and design services that provide expertise in developing social networking/community brand definition, web site design focusing on community architecture, and online community management.

Application Hosting:  Application Hosting includes operating applications on our system infrastructure on behalf of our clients. These applications include:

•	The LiveWorld Community Center, which is an integrated social network/online community that includes expressive profiles (user name, photo, interests, blog, user video, photo albums, guestbooks and friends lists), message forums, polls, community galleries, and community calendars.

•	Standalone services such as blogs, user videos, message forums, groups, chats and live events (interactive webcasts).

Community Management Services:  Community Management Services include creative, community programming and client management services to help design, organize, manage, oversee and evolve the feature, content, and user participation aspects of an online community.

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

For a majority of our clients we provide our services through our flagship product, the LiveWorld Community Center, which combines a full range of social networking and community services into an integrated branded community. Our services include working with our clients to develop their basic social networking/community brand definition, their overall site design with an emphasis on the community architecture, development and setup of the social network/community site, ongoing application hosting operations, moderation, community management and reporting.

For other clients, we provide only the specific modules they request. For example, we may provide moderation services deployed on a client’s in-house or third party platform or alternatively we may simply provide application hosting with the client using our tools to moderate the service themselves. For some clients we only provide message forums and for others we only provide support for live events such as online interactive webcasts.

We offer our services to end user clients as well as advertising agencies. We recently entered into a non-exclusive joint venture with WPP to market our products and services to WPP clients. Pursuant to this joint venture, WPP has the opportunity to earn warrants to purchase our common stock based on the joint venture’s contribution to our total revenue. Although WPP is under no contractual obligation to introduce us to WPP clients, we believe our relationship with WPP provides us access to companies that need and embrace online social networks and community services. We further believe that this relationship enhances our overall market visibility and credibility.

Total Revenues

Our business is primarily based on building recurring revenue streams through the operations of private label online social network and communities for our clients. Our revenues are derived principally from two sources: (i) service development and set-up revenues, and (ii) operations revenues.

We define service development and set-up revenues work as follows: Service development revenues are fees we charge for customizing the standard service we provide to our clients. Set-up revenues are fees we charge for setting up the services based on our standard menu of services provided; and we charge add-ons, or enhancements fees for any additional customized work the client requests after we have begun to provide services to our client. Development and set-up revenues are paid upfront but recognized ratably as the development and operational services are provided.

We define operation revenues as follows: Application hosting revenues are fees we charge for hosting their community on our servers and these fees are generally based on pageviews per month; community management revenues are fees derived from services provided to the client on a monthly basis to manage the community and the community needs of the customer, generally involving a monthly minimum fee for a specified minimum volume of hours with any additional time being charged on an hourly rate; and moderation revenues are fees we charge our clients for moderating their community. These revenues are recognized monthly as the services are delivered.

Cost of Revenues

Cost of revenues is comprised of direct costs associated with the sales of online social network and community services to clients; the expense associated with the development, set-up and operation of communities, including expenses associated with server costs for hosting the communities, license fees for specified aspects of our platform used to develop the standard set-up for clients, as well expenses associated with any custom development the client may desire; and the cost of providing moderators and any enhancements the client may request after the community has been set up. These expenses consist primarily of salaries, payroll taxes, benefits and related expenditures for development, set-up, additional add-ons enhancements or upgrades, as well as, software license fees, hardware costs, and salary and related moderation expenses.

Operating Expenses

Product Development.  Product development expenses consist primarily of salaries, payroll taxes, benefits and related expenditures for technology, software development, project management and support personnel. Costs related to the development of new products and enhancements to existing products are charged to operations as incurred.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, payroll taxes, benefits and related expenditures for sales and marketing, as well as the community management, which are costs associated with account management and client services.

General and Administrative.  General and administrative expenses are the consolidated expenses of the operations, facilities, finance, human resources, legal and other administrative functions. The expenses associated with these functions consist primarily of salaries, payroll taxes, benefits, professional fees, and related expenditures for our overall management and administration.

Stock Based Compensation.  Stock based compensation expenses include amounts related to the grant of options and warrants to employees and non-employee service providers.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

On an on-going basis, we evaluate our estimates, including those related to our revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(revised), “Share-Based Payment” (“FAS 123 (R)”), which is a revision of Statement of Financial Accounting Standards No. 123. FAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” FAS 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, FAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Our financial statements as of and for fiscal 2006, reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statement of operations during for the fiscal year ended December 31, 2006 included compensation expense for stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimate in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of operations for the fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. When estimating forfeitures, we consider historic voluntary termination behaviors as well as trends of actual option forfeitures. In anticipation of the impact of adopting FAS 123(R), we accelerated the vesting of all outstanding stock options in December 2005 resulting in a total of 19,181,827 options outstanding and fully vested. The Company recognized stock-based compensation expense related to employee and non-employee options of approximately $513,000 during fiscal 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by the Company of FAS 123(R). Since we accelerated these shares, the impact of adopting FAS 123(R) included approximately $110,000 for fiscal 2006 and approximately $293,000 for fiscal 2007. We expect the adoption of FAS 123 (R) will have a material impact on the Company’s results of operations for the foreseeable future.

Prior to adoption of FAS No. 123 (R) on January 1, 2006 the Company accounted for its stock-based compensation arrangements with employees using the intrinsic-value method pursuant to APB 25. As such, compensation expense is initially measured on the date of grant to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the issuance or sales of common stock. Certain options are subject to variable award accounting and, as such, compensation expense is re-measured at each balance sheet date based on the change in fair value of the common stock.

Revenue Recognition.  We recognize revenues in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Under SAB 104, we recognize revenue when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	the fees are fixed or determinable;

•	no obligations remain; and

•	collection of the related receivable is reasonably assured.

Results From Operations

The following table sets forth our historical operating results as a percentage of total revenues for the periods indicated:

LIVEWORLD, INC.

STATEMENT OF OPERATIONS

	December 31,
	2005	2006	2007

Total revenues	100.0%	100.0%	100.0%
Cost of revenues	43.2%	40.1%	40.2%

Gross Margin	56.8%	59.9%	59.8%
Operating Expense
Product development	14.2%	17.8%	25.8%
Sales and marketing	15.2%	18.8%	22.7%
General and administrative	17.5%	26.1%	30.3%
Stock based compensation	5.3%	1.1%	2.7%

Total operating expense	52.2%	63.8%	81.5%

Income (loss) from operations	4.6%	(3.9)%	(21.7)%
Other income (expense)
Interest Income, net	0.5%	1.4%	1.5%
Loss on sale of assets	(0.6)%	—%	—%
Settlement income, net	2.1%	0.7%	—%

Income (loss) before tax	6.6%	(1.8)%	(20.2)%

Fiscal Years Ended December 31, 2005, 2006 and 2007

Total Revenues

Our revenues increased from approximately $9.6 million in fiscal 2005 to $9.8 million in fiscal 2006, representing an increase of approximately 2%. Revenues increased primarily as a result of increased sales of services to our non- AOL US clients, which represented growth of approximately 32% year-over-year, which was offset in part by the decrease in AOL US revenues which dropped approximately 27% year-over-year.

Our revenues increased from approximately $9.8 million in fiscal 2006 to $10.9 million in fiscal 2007, representing an increase of approximately 10%. Revenues increased primarily as a result of increased sales of our Community Center services which include professional services, application hosting, and community management. We continue to develop relationships with new clients as we focus on marketing our community center services. Revenues for fiscal 2007 for non-AOL US clients increased approximately 50%, which was offset in part by the decrease in AOL US revenues which dropped approximately 59% for the same period. AOL US represented approximately $3.6 million for fiscal 2006 and $1.5 million for fiscal 2007. We do not currently expect to have any revenues from AOL US for fiscal 2008. We anticipate that the loss of these revenues will be offset in part or in full by additional revenues from new contracts and projects with our existing clients or new clients, and do not expect that this will have a material impact on our operations. We currently expect out total revenues to grow in 2008 compared to total revenues in 2007.

For fiscal 2006, revenues from AOL US comprised approximately 36% of our total revenues and eBay accounted for approximately 31% of our total revenues while all other clients represented approximately 33% of our total revenues. For fiscal 2007, revenues from AOL US comprised approximately 13% of our total revenues and eBay accounted for approximately 31% of our total revenues while all other clients represented approximately 56% of our total revenues.

Revenues from clients excluding AOL US and eBay increased approximately 45% in fiscal 2006 compared to fiscal 2005, and increased approximately 89% in fiscal 2007 from fiscal 2006.

In fiscal 2006 our joint venture with WPP was just starting operations and did not provide any new clients. However, in fiscal 2007 new clients generated by the joint venture contributed approximately $788,000 or approximately 7% of total revenues. Additionally we have maintained relationships with other non-WPP agencies and our revenues from agencies other than WPP were approximately $304,000 in fiscal 2006, or approximately 3% of total revenues and approximately $889,000 in fiscal 2007, or approximately 9% of total revenues. This represents an increase of approximately 192% year-over-year.

Cost of Revenues

Cost of revenues was approximately $4.2 million, or 43% of total revenues in fiscal 2005, and $3.9 million, or 40% of total revenues in fiscal 2006. This represents a decrease of approximately 5%. The decrease was primarily the result of our reductions in costs associated with the end of certain projects for AOL US.

Our cost of revenues increased from approximately $3.9 million in fiscal 2006 to $4.4 million in fiscal 2007, representing an increase of approximately 11%. We anticipate that costs of revenues will change approximately in proportion to changes in our revenues. The increase in absolute dollars was primarily a result of an increase in revenues, as well as increases in direct costs including costs associated with delivering more custom work per client, and increases in moderator payroll and systems infrastructure associated with the delivery of services.

Operating Expenses

Product Development.  Product development costs were approximately $1.4 million, or 14% of total revenues in 2005, and $1.8 million, or 18% of total revenues in fiscal 2006, representing an increase of approximately 28%. Product development expenses were approximately $2.8 million in fiscal 2007, or 26% of total revenues, which represented an increase of approximately 60% year-over-year.

In fiscal 2006 and 2007, spending related to our development efforts increased primarily as a result of continued improvements to our product offerings. The majority of these costs were personnel related, including salary costs, as we hired employees in connection with the ongoing development and enhancement of our products and services. We are committed to our product development efforts and expect product development expense will remain flat in absolute dollar terms for the near future. Such efforts may not result in additional new products and any new products may not generate sufficient revenues, if any, to offset the expenses.

Sales and Marketing.  Sales and marketing costs were approximately $1.5 million, or 15% of total revenues in fiscal 2005, and $1.8 million, or 19% of total revenues in fiscal 2006, representing an increase of approximately 26%. In fiscal 2006, these sales and marketing expenses increased as a result of our efforts to provide additional services (and associated community management services) to existing and new clients, as well as increased sales and marketing program efforts to develop new revenues with existing and new clients.

Sales and marketing expenses were approximately $2.5 million in fiscal 2007, or 23% of total revenues, which represented an increase of approximately 33% year-over-year. In fiscal 2007, these sales and marketing expenses increased primarily as a result of additional community management headcount, as well as, increased marketing expenses to develop relationships with new clients.

The substantial majority of these expenses in fiscal 2005, 2006 and 2007 were associated with our ongoing community management services, which are the costs associated with the servicing of existing clients, as opposed to those costs derived from new business development. Expenses in sales activity and marketing activities to attract new clients were minimal. We expect sales and marketing costs to increase as we further develop our sales efforts of private label online social network and community services to new clients. In addition, if our product development efforts are successful and new products or services are created, we may incur increased sales and marketing expense to promote these products or services to new and existing clients.

General and Administrative.  General and administrative expenses were approximately $1.7 million, or 18% of total revenues in fiscal 2005, and $2.6 million, or 26% of total revenues in fiscal 2006, which represented an increase of approximately 52%.

In fiscal 2006, general and administrative expenses increased primarily as a result of increased headcount, and salaries, and depreciation expense associated with expanding our infrastructure. In fiscal 2007, general and administrative expenses were approximately $3.3 million, or 30% of total revenues, which represented an increase of approximately 28% year-over-year.

The increase was primarily a result of additional expenses associated with new hires and salary increases, depreciation expenses associated with infrastructure expansion, and increased legal and audit fees. We expect in the near future for the general and administrative expenses to increase in absolute dollar terms. We anticipate an increase in general and administrative expenses as a result of the addition of new personnel in administrative departments, the legal and accounting fees to prepare the quarterly and annual reports required to be filed with the SEC. Additionally, we believe that meeting the requirements of the Sarbanes-Oxley Act will add additional overhead expenses and result in increases in our general and administrative expense in both in terms of absolute dollars and as a percentage of total revenues, and will have a material impact on earnings in future periods. We will continue to evaluate the costs and benefits to our stockholders of remaining on the OTC or having our stock traded on another market.

Stock Based Compensation.  Stock based compensation expenses were approximately $513,000, or 5% of total revenues in fiscal 2005 and were approximately $110,000 for fiscal 2006, or 1% of total revenues, which represented a decrease of 79% year-over-year.

Stock based compensation costs were approximately $293,000, or 3% of total revenues for fiscal 2007, representing an increase of approximately 166% over fiscal 2006.

We plan to continue offering stock options to our employees generally priced at the fair market price on the grant date. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (R), to account for stock-based compensation this is expected to increase our operating expenses and consequently reduce earnings in future periods.

Financial Condition, Liquidity and Capital Resources

Our total assets were approximately $6.7 million as of December 31, 2006, and $5.2 million as of December 31, 2007. This represented a decrease of approximately $1.4 million or 22% of total assets. Our cash decreased by approximately $1.2 million to $2.0 million as of December 31, 2007 from $3.2 million as of December 31, 2006. This decrease is a result of our continued personnel expansion. The investment in the joint venture with WPP has decreased from approximately $977,000 as of December 31, 2006 to approximately $817,000 as of December 31, 2007. This represented a decrease of approximately $160,000 or 16% of the initial investment in the joint venture, as we absorb our portion of the losses associated with the operations of the joint venture. Our property and equipment also decreased approximately $202,000 to $908,000 as of December 31, 2007 from $1.1 million as of December 31, 2006. Our accounts receivable balance as of December 31, 2006 was approximately $1.2 million which increased approximately $173,000 to $1.4 million as of December 31, 2007.

Our current liabilities were approximately $1.4 million as of December 31, 2006 and $2.0 million as of December 31, 2007. This represented an increase of approximately $572,000 or 41% year-to-year. This increase was due to the increase in accounts payable from approximately $343,000 as of December 31, 2006 to $555,000 as of December 31, 2007, or an increase of approximately $212,000. Additionally, our deferred revenues were approximately $527,000 as of December 31, 2006, and $727,000 as of December 31, 2007, or an increase of approximately $200,000 year-to-year. We anticipate our accounts payable and our deferred revenues will continue to increase both as a percentage of liabilities and in absolute dollars as we continue to grow our revenues.

As of December 31, 2005 our net cash provided by operating activities was approximately $1.1 million, this decreased by approximately $454,000 to approximately $641,000 as of December 31, 2006. In fiscal 2007 net cash used in operating activities was approximately $906,000 or a decrease of approximately $1.5 million. Our primary use of cash are the operating costs related to the delivery of the private label online social network and community services. These costs included but are not limited to salaries, payroll taxes, benefits, related expenditures and professional fees. The decrease in net cash provided by operating activities from fiscal 2006 to fiscal 2007 was attributable to the increase of corporate headcount from 63 to 73 employees. In addition we had seven contractors to augment our resources to provide the private label online social network and community services. We have demonstrated historically over multiple years that we can manage our business to be net cash positive from operating activities. Cash flow in fiscal 2007 was consistent with our intended goal and strategy to use cash to invest in a foundation for business growth. Given the current state of the economy and stock market we intend to more conservatively manage our cash flow in fiscal 2008. Cash flow from operations for fiscal 2008 may or may not be net positive and will vary from quarter to quarter. However, we intend to manage the cash flow such that cash flow from operations and from our current cash balance is more than enough to sustain the business. Our net cash provided by operating activities differed materially from the loss from operations of approximately $383,000 for fiscal 2006 and $2.4 million for fiscal 2007. The differences were due to stock-based compensation expense, depreciation expense, and various changes for operating assets and liabilities.

As of December 31, 2005, our net cash used in investing activities was approximately $682,000 and increased by approximately $138,000 as of December 31, 2006. Net cash used in investing activities decreased approximately $402,000 to $417,000 for fiscal 2007 from $819,000 for the fiscal 2006. The primary reason for the reduction was the one time investment of approximately $250,000 in the joint venture which took place in the fourth quarter of fiscal 2006.

Our operating leases for rent of facilities are up to 36 month obligations, but are not material expenses. In October of 2006 the Company entered into a master lease agreement for equipment for operations with Bank of America. The total available line is $800,000. As of December 31, 20007, we have committed to approximately $250,000 of equipment on the lease agreement with payments of approximately $9,700 per month. We believe the cash generated by operations will be more than sufficient to make the payments on the capital lease. The following table provides the contractual obligations the company has committed to as of December 31, 2007:

	Payment Due by Period
		< 1	1-3	3-5	> than 5
	Total	Year	Years	Years	Years

Contractual Obligations
Operating lease obligations	$506	$177	$329	$—	$—
Capital lease obligations	$278	117	161	—	—

Total	$784	$294	$490	$—	$—

We believe that the combination of cash balances, cash flow from operations, and available credit facilities will be sufficient to satisfy cash needs for the current level of operations and planned operations for the next 12 months.

In the future, we may strategically seek to take advantage of opportunities in the equity and capital markets to raise additional funds in order to take advantage of opportunities that may become available to us, including expansion of operating activities and acquisition of businesses, products or technologies, or otherwise to respond to competitive pressures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

LIVEWORLD, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
LiveWorld, Inc.

We have audited the accompanying balance sheets of LiveWorld, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LiveWorld, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/  Stonefield Josephson, Inc.

San Francisco, California
March 25, 2008

LIVEWORLD INC.

BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2007

ASSETS
Current assets
Cash and cash equivalents	$3,217	$2,020
Accounts receivable, net	1,222	1,394
Accrued development and set up fees	72	—
Prepaid expenses	47	82
Other current assets	13	8

Total current assets	4,571	3,504
Property and equipment, net	1,110	908
Investment in joint venture	977	817
Other assets	4	5

Total assets	$6,662	$5,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$343	$555
Accrued salaries and wages	91	38
Accrued vacation	278	413
Due to officer	34	4
Accrued liabilities	73	135
Current portion of capital lease obligations	53	100
Deferred revenue	527	727

Total current liabilities	1,399	1,972
Long-term capital lease obligation	121	150

Total liabilities	1,520	2,122
Stockholders’ equity
Common stock: $0.001 par value, 100,000,000 shares authorized 30,682,811 and 30,862,811 issued and outstanding at December 31, 2006 and 2007, respectively	31	31
Additional paid-in capital	139,589	139,932
Accumulated deficit	(134,478)	(136,851)

Total stockholders’ equity	5,142	3,112

Total liabilities and stockholders’ equity	$6,662	$5,234

The accompanying notes are an integral part of these financial statements

LIVEWORLD, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	December 31,
	2005	2006	2007

Total revenues	$9,635	$9,834	$10,863
Cost of revenues	4,163	3,942	4,368

Gross Margin	5,472	5,892	6,495
Operating Expense
Product development	1,362	1,750	2,804
Sales and marketing	1,465	1,847	2,463
General and administrative	1,685	2,568	3,296
Stock based compensation	513	110	293

Total operating expense	5,025	6,275	8,856

Income (loss) from operations	447	(383)	(2,361)
Other income (expense)
Interest income, net	46	138	162
Loss on sale of assets	(62)	—	—
Settlement income, net	203	67	—

Income (loss) before tax	634	(178)	(2,199)
Provision for income taxes	(10)	(51)	(14)

Equity in net loss of unconsolidated affiliate	—	(34)	(160)

Net income (loss)	$624	$(263)	$(2,373)

Basic net income (loss) per share	$0.02	$(0.01)	$(0.08)

Shares used in computing basic income (loss) per share	26,554,861	27,916,238	30,785,005

Diluted net income (loss) per share	$0.01	$(0.01)	$(0.08)

Shares used in computing diluted income (loss) per share	42,583,606	27,916,238	30,785,005
Departmental allocation of stock-based compensation:
Product development	$172	$50	$143
Sales and marketing	175	25	60
General and administrative	166	35	90

Total stock-based compensation	$513	$110	$293

The accompanying notes are an integral part of these financial statements

LIVEWORLD, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006, and 2007
(In thousands, expect share data)

					Note
			Additional		Receivable
	Common Stock		Paid-in	Accumulated	from	Stockholders’
	Share	Amount	Capital	Deficit	Shareholder	Equity

Balance December 31, 2004	26,551,222	$27	$136,237	$(134,839)	$(93)	$1,332
Common stock options exercised	265,667	0	3			3
Stock-based compensation			513			513
Net income				624		624
Payment on note receivable					6	6

Balance December 31, 2005	26,816,889	27	136,753	(134,215)	(87)	2,478
Common stock options exercised	380,050	0	71			71
Issuance of common stock for cash	3,866,471	4	2,098			2,102
Treasury stock	(380,599)	(0)	(204)			(204)
Warrants			761			761
Stock-based compensation			110			110
Net loss				(263)		(263)
Payment on note receivable					87	87

Balance December 31, 2006	30,682,811	31	139,589	(134,478)	—	5,142
Common stock options exercised	180,000	0	50			50
Stock-based compensation			293			293
Net loss				(2,373)		(2,373)

Balance December 31, 2007	30,862,811	$31	$139,932	$(136,851)	$—	$3,112

The accompanying notes are an integral part of these financial statements

LIVEWORLD, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 and 2007
(In thousands)

	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$624	$(263)	$(2,373)
Adjustments to reconcile net income (loss) provided by (used in) operating activities:
Depreciation of long-lived assets	238	495	619
Stock-based compensation	513	110	293
Loss on sale of assets	62	—	—
Equity in net loss of unconsolidated affiliate	—	34	160
Changes in operating assets and liabilities:
Accounts receivable	(228)	(405)	(172)
Accrued development and setup fees	—	(72)	72
Other assets	(72)	81	(31)
Accounts payable	(190)	282	212
Accrued liabilities	195	94	114
Deferred revenue	(47)	285	200

Net cash provided by (used in) operating activities	1,095	641	(906)

Cash flows from investing activities:
Purchase of property and equipment	(750)	(656)	(417)
Investment in joint venture	—	(250)	—
Proceeds from repayment of note receivable from stockholder	6	87	—
Proceeds from sale of property	62	—	—

Net cash used in investing activities	(682)	(819)	(417)

Cash flows from financing activities:
Increase in obligation under capital lease	—	—	134
Payments on capital lease obligation	—	—	(58)
Proceeds from exercise of stock options	3	71	50
Proceeds from issuance of common stock	—	2,102	—
Repurchase of common stock	—	(204)	—

Net cash provided by financing activities	3	1,969	126

Change in cash and cash equivalents	416	1,791	(1,197)
Cash and cash equivalents, beginning of period	1,010	1,426	3,217

Cash and cash equivalents, end of period	$1,426	$3,217	$2,020

Supplemental disclosure of non-cash financing and investing activities:
Acquisition of equipment under capital leases	$—	$174	$111

Warrants issued in connection to the investment in the L.L.C	$—	$761	$—

Supplemental disclosure of non-cash financing and investing activities:
Income tax paid	$11	$54	$13

Interest expense paid	$—	$—	$15

The accompanying notes are an integral part of these financial statements

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2005, 2006, and 2007

1.	ORGANIZATION

LiveWorld Incorporated (the “Company”) was incorporated in California on April 10, 1996 and reincorporated in Delaware in July 1999. In April 1999 the Company changed its name from LiveWorld Productions to Talk City, Inc. On May 8, 2001, the Company changed its name from Talk City, Inc. to LiveWorld, Inc. The Company’s principal business is to build, operate and moderate private label online social network and community services for clients who use these services to generate dialogue and relationships with and among their customers and other constituencies.

Clients use these services for loyalty relationship marketing, customer support and business intelligence. The Company’s clients are a diverse group and include, but are not limited to media, consumer packaged goods, technology, and automobile industries, and most but not all are located in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues — The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no obligations remain, and collection of the related receivable is reasonably assured.

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include service development, community set-up, on-line community hosting, on-line community management, moderation services, and consulting. Accordingly, these contracts are accounted for in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting. Because the Company does not believe that service development and community set-up activities have value to the customer on a standalone basis, this element does not qualify for separate accounting. Accordingly, fees received from service development and set-up activities are combined with the amounts allocable to the relevant undelivered item(s) within the contract. All other elements qualify for separate accounting and have objective and reliable evidence of fair value.

Revenues from service development and community set-up activities are deferred and are recognized ratably over the related development and service portions of the contract. Revenues from on-line community hosting, on-line community management, moderation services, and consulting are recognized as the services are provided.

Cost of Revenues — Cost of revenues is comprised of direct costs associated with the sales of online social network and community services to clients; the expense associated with the development, set-up and operation of communities, including expenses associated with server costs for hosting the communities, license fees for specified aspects of our platform used to develop the standard set-up for clients, as well expenses associated with any custom development the client may desire; and the cost of providing moderators and any enhancements the client may request after the community has been set up. These expenses consist primarily of salaries, payroll taxes, benefits and related expenditures for development, set-up, additional add-ons enhancements or upgrades, as well as, software license fees, hardware costs, and salary and related moderation expenses.

Cash and cash equivalents — Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents.

Accounts Receivable — Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows.

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities — Accrued liabilities are recorded for salaries, wages, vacation time earned but not taken, taxes, and commission for employees, as well as, accrued legal fees, audit fees, fees due to officers, and other general accrued expenses for the Company.

Deferred Revenue — Deferred revenue is the amount associated with the initial service development and set-up of the community for our clients. These service development and set-up revenues are paid upfront but recognized ratably as the development and operational service contract is recognized.

Property and Equipment — Property, furniture, and equipment are stated at historical cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which the Company currently believes is three years.

Investment in Joint Venture — Investment in Joint Venture is accounted for using the equity method to recognize the investment. The Company has reviewed its operations to determine if the LiveWorld-WPP entity is required to be consolidated under FIN 46-R and concluded the equity method is the correct accounting treatment for the investment in the joint venture.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the years in which those tax assets and liabilities are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. As of December 31, 2007, the net deferred tax assets have been fully offset by a valuation allowance.

Fair Value of Financial Instruments — The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, and accrued liabilities. The Company considers the carrying amount of working capital items to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Product Development — Product development expenses consist primarily of salaries, payroll taxes, benefits and related expenditures for technology, software development, project management and support personnel. Costs related to the development of new products and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product. To date, completion of a working model of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs because such costs have not been significant.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries, payroll taxes, benefits and related expenditures for sales and marketing, as well as the community management which are costs associated with account management and client services.

General and Administrative — General and administrative expenses are the consolidated expenses of the operations, facilities, finance, human resources, legal and other administrative functions. The expenses associated with these functions consist primarily of salaries, payroll taxes, benefits, professional fees, and related expenditures for our overall management and administration.

Earnings Per Share — Basic income or loss per share is computed using the net income or loss and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the net income and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential dilutive common shares include, for some or all of the periods presented, outstanding stock options and warrants. The computation of diluted income per share does not assume exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

warrants is computed using the treasury stock method. As of December 31, 2005 there were 19,181,827 outstanding options to purchase shares of the Company’s common stock as of December 31, 2006 there were 23,576,777 outstanding options and warrants to purchase shares of the Company’s common stock; and as of December 31, 2007 there were 23,689,277 outstanding options and warrants to purchase shares of the Company’s common stock.

The following table sets forth the computation of basic and diluted net income or loss attributable to common stockholders:

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share data)

Numerator:
Net income (loss) attributable to common stockholders	$624	$(263)	$(2,373)

Denominator:
Weighted-average shares used to compute basic EPS	26,554	27,916	30,785
Effect of dilutive securities:
Diluted common shares	16,029	—	—
Weighted-average shares used to compute diluted EPS	42,583	27,916	30,785

Net income (loss) per share:
Basic	$0.02	$(0.01)	$(0.08)

Diluted	$0.01	$(0.01)	$(0.08)

The outstanding options and warrants of 23,576,777 and 23,689,277 for the years ended December 31, 2006 and 2007, respectively, are excluded from the determination of diluted net loss per share as their effect is anti-dilutive.

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalent balances consist of deposits and money market funds held with a local commercial bank. Deposits in the United States may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s investments are financially credit worthy and, accordingly, minimal credit risk exists with respect to those investments.

The Company’s accounts receivable are derived primarily from customers who have signed contracts with the Company, for the Company to provide community venues for the customer. The Company performs ongoing credit evaluations of its customers, does not require collateral and does maintain allowances for potential credit losses when deemed necessary. In fiscal 2006 AOL US and eBay accounted for 36% and 31% of total revenues, respectively; in fiscal 2007 AOL US and eBay accounted for 13% and 31% of total revenues, respectively, and no other client represented greater than 10% of total revenues for the Company in either year.

As of December 31, 2006, AOL US and eBay accounted for 0% and 33% of total Accounts Receivable respectively. As of December 31, 2007 AOL US and eBay accounted for 0% and 31% of total Accounts Receivable.

Comprehensive Income or Loss — The Company has no significant components of other comprehensive income or loss, and accordingly, the comprehensive income or loss is the same as the net income or loss for all periods.

Allowances for Doubtful Accounts — The Company’s allowance for uncollectible accounts has been approximately $8,000 in 2005 and $0 in 2006 and 2007, respectively. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payments terms when determining the un-collectibility of the Company’s accounts receivable balances and if an allowance is

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

necessary . If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, an increase in the allowance will be made. Accounts receivable are written off when all collection attempts have failed.

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting — The Company has one operating segment because it is not organized by multiple segments for purposes of making operating decisions or assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

Recently Issued Accounting Standards — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157, is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159, is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) to change how an entity accounts for the acquisition of a business. When effective, FAS 141 (R) will replace existing FAS 141 in its entirety, will amend FAS 109 and FIN 48 and also will amend the goodwill impairment test requirements in FAS 142. FAS 141 (R) is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt FAS 141 (R) effective January 1, 2009 and apply its provisions prospectively. The Company is evaluating the impact that the adoption of FAS 141 (R) and at this time does not believe it will have a material impact on it financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition of the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007.

Other recent accounting pronouncements issued by the FASB (including it Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) the SEC did not or are nor believed by management to have a material impact on our present or future financial statements.

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FAS 123(R). FAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Compensation Arrangements” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flow.” FAS 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, FAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Our financial statements as of and for the periods ended December 31, 2006 and 2007 reflect the impact of adopting FAS 123(R).

Determining Fair Value

Valuation Method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach.

Expected Term — The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — A volatility of 100% was used as an estimate of the expected future volatility of the Company. Because trading of the stock is so thin, calculating the volatility based on daily market trades was not considered to be representative of future price movements. The Company looked at the volatility of other companies which the Company judges to be similar based on industry. These companies had volatility ranging from 89 to 135. A factor of 1.0 was chosen based on historical data and on the similar companies, which has not been determined to be materially different from our volatility based on our historical stock prices.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term.

Expected Dividend — No dividends are expected to be paid.

Estimated Forfeitures — When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

For fiscal 2007, the Company issued a total of 742,500 options with an approximate fair value of $254,000 for the option grants, and total expense for the period was approximately $88,000.

The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model, by using the following assumptions for the options granted during the fiscal year ended December 31, 2007:

Stock
Options

Dividend yield	0%
Expected volatility	100%
Risk-free interest rate	4.17%
Estimated term	4 Years
Forfeiture rate	13%

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity is as follows:

	2007
	Options Outstanding			Options Exercisable
		Weighted Average		Weighted Average
			Remaining
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Price	of Shares	Price	Term (Years)	of Shares	Price

$0.010 - $0.017	6,931,040	$0.01	4.3	6,931,040	$0.01
$0.020 - $0.034	3,367,250	$0.03	3.8	3,367,250	$0.03
$0.055 - $0.171	6,793,124	$0.10	6.3	6,793,124	$0.10
$0.231 - $0.480	3,435,175	$0.39	8.3	1,864,522	$0.65
$0.510 - $9.000	1,162,688	$0.55	8.9	301,588	$0.58

	21,689,277	$0.12	5.7	19,257,524	$0.09

The 1996 Stock Option Plan (“1996 Plan”) provides for stock options to be granted to employees, independent contractors, officers, and directors. Prior to 2004, options were generally granted at an exercise price which approximates eighty-five percent (85%) to one hundred percent (100%) of the estimated fair market value per share at the date of grant, as determined by the Company’s Board of Directors. Since 2004, options have generally been granted at one hundred percent (100%) of their estimated fair market value per share at the date of grant, as determined by the Company’s Board of Directors. All options issued under the 1996 Plan and the 2007 Stock Option Plan (“2007 Plan”) have a term of ten (10) years, and generally have a vesting schedule such that they vest ratably over four (4) years, twenty-five percent (25%) one (1) year after the grant date and the remainder at a rate of 1/36 per month thereafter. As of December 31, 2005, all outstanding stock options were exercisable. The 1996 Plan expired in October of 2006 and was replaced by our 2007 Plan. Under the 2007 Plan, the number of shares authorized for grant is 10,696,768. As of December 31, 2007 there were a total of 21,689,277 outstanding options under the 1996 Plan and the 2007 Plan. As of December 31, 2007, there was approximately $825,000 of total unrecognized compensation expense related to non-vested stock based compensation arrangements granted under the 1996 Plan and the 2007 Plan, as well as, stand alone option grants. The cost is expected to be recognized over the next 4 years.

Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable as of December 31, 2007, for selected exercise price ranges is as follows:

				Weighted
			Weighted	Average
	Shares	Number	Average	Remaining	Aggregate
	Available	of	Exercise	Contractual	Intrinsic
	for Grant	Shares	Price	Term in Years	Value

Options Outstanding as of December 31, 2006	—	21,576,777	$0.12
Options available under 2007 stock plan	10,696,768
Granted	(742,500)	742,500	$0.50
Forfeited	275,000	(450,000)	$0.27
Exercised	—	(180,000)	$0.23

Balance outstanding as of December 31, 2007	10,229,268	21,689,277	$0.12	5.7	$4,808,147

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2007. During the fiscal year ended December 31, 2007, the aggregate intrinsic value of options exercised under our stock option plans was $68,180, determined as of the date of option exercise.

A summary of the status of the Company’s non-vested shares and changes during the year ended December 31, 2007, is presented below:

		Weighted
		Average
	Number	Grant Date
Non-Vested Shares	of Shares	Fair Value

Non-vested at January 1, 2007	3,175,000	$0.43
Granted	742,500	$0.50
Vested	(1,247,830)	$0.43
Forfeited	(237,917)	$0.44

Non-vested at December 31, 2007	2,431,753	$0.45

4.	PROPERTY AND EQUIPMENT

Property, furniture and equipment at December 31, 2007 consisted of the following items:

	Year Ended December 31,
	2005	2006	2007
	($ in thousands)

Computer Equipment	$1,404	$1,978	$2,198
Software	1,017	1,034	1,119
Furniture and fixtures	13	22	24
Leased equipment	—	174	285
Accumulated depreciation	(1,659)	(2,098)	(2,718)

Property, furniture and equipment, net	$775	$1,110	$908

The depreciation expense was approximately $238,000 for fiscal 2005, $495,000 for fiscal 2006, and $619,000 for fiscal 2007.

5.	CAPITAL LEASE AGREEMENT

Master Lease Agreement — In October 2006, the Company entered into a master lease agreement for equipment with Bank of America. The total available line is $800,000. As of December 31, 2007 the Company has committed to approximately $250,000 of equipment on the lease agreement with payments of approximately $9,700 per month for thirty-six (36) months.

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the future minimum lease payments under non-cancelable capital leases are as follows:

Capital
Lease
Year Ending December 31,	Obligations

2008	$117
2009	117
2010	44

Total minimum lease payments	278
Less amounts representing interest	(28)

Present value of capital lease obligations	250
Less current portion	(100)

Long-term maturities	$150

6.	EQUITY INVESTMENT

In July 2006, the Company entered into a non-exclusive joint venture with WPP where each party is a 50% owner in the joint venture (see Note 7). Pursuant to the joint venture we formed a limited liability company, LiveWorld-WPP, L.L.C., to market and sell our products and services to WPP clients with and/or through WPP agencies. Upon the setting up of the joint venture and the hiring of a Chief Executive Officer of the joint venture each partner made a capital contribution of $250,000 to joint venture.

The Company reviewed its operations to determine if the LiveWorld-WPP entity was required to be consolidated under FIN 46-R. As a result of this review, the Company did not consolidate its investment in the LiveWorld-WPP, L.L.C. and instead used the equity method to recognize its investment in the joint venture.

As of December 31, 2007, the Company maintained its 50% interest in LiveWorld-WPP, L.L.C.. All profits, losses and distributions are shared on the basis of each party’s ownership interest in LiveWorld-WPP.

Assets:
Cash	$184,125
Accounts receivable	118,451
Fixed assets, net	1,613

Total assets	$304,189

Liabilities
Accounts payable	543
Accrued liabilities	51,326

Total liabilities	$51,869
Total Equity	252,320

50% share of Equity	$126,160

Results of operations:
Revenues	$181,063
Operating expenses	393,717

Net loss from operations	$(212,654)

Net investment loss for LiveWorld-WPP, pre-consolidating adjustments	$(106,327)

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	STOCKHOLDER’S EQUITY

Common Stock — The Company had 100,000,000 shares of common stock authorized and 30,682,811 shares of common stock issued and outstanding for the fiscal year end December, 31 2006 and 30,862,811 shares of common stock issued and outstanding for the fiscal year end December, 31 2007.

On September 11, 2006, the Company sold an aggregate of 3,676,470 shares of its common stock to several purchasers in a private placement transaction. These purchasers also obtained the right to include those shares in certain registrations that we may, at the Company’s option, undertake in the future. In this sale WPP purchased 2,435,666 of shares. In addition, on December 22, 2006, WPP purchased an additional 190,000 shares of common stock at $0.535 per share.

Warrants — In July 2006, the Company entered into a joint venture with WPP. Pursuant to the joint venture the Company formed an L.L.C., LiveWorld-WPP, L.L.C., to market and sell LiveWorld products and services to WPP clients with and/or through WPP agencies. WPP group PLC is one of the world’s leading marketing and communications firms and includes in its company portfolio JWT, Ogilvy & Mather Worldwide, Y&R, The Voluntarily United Group, Grey Worldwide, MindShare, MediaCom, Mediaedge:cia, Millward Brown, Research International, KMR Group, OgilvyOne Worldwide, Wunderman, 141 Worldwide, Hill & Knowlton, Ogilvy Public Relations Worldwide, Burson-Marsteller, Cohn & Wolfe, CommonHealth, Sudler & Hennessey, Ogilvy Healthworld, Enterprise IG, Landor and Fitch among others.

LiveWorld and WPP each contributed $250,000 to fund the joint venture’s operations. In addition, the Company entered into an agreement that provides for the granting of a substantial number of warrants to WPP to purchase common stock. Specifically, at the formation of the joint venture WPP was granted a warrant to purchase 1,000,000 shares of common stock at a per share exercise price of $1.00 and an additional warrant to purchase 1,000,000 shares of Common Stock at a per share exercise price of $1.10. The warrants are exercisable for a period of ten years. The fair value of the warrants was deemed to be approximately $761,000. The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) a dividend yield of zero percent (0%) for all periods; (ii) expected volatility of one hundred percent (100%); (iii) risk-free interest rate of five point fourteen percent (5.14%); (iv) an expected life of ten (10) years. These warrants were issued as an incentive for WPP to enter into the joint venture with the Company, and were capitalized as part of the investment in the joint venture.

WPP has been granted the opportunity to earn a substantial number additional warrants based on the performance of the joint venture in generating revenue for LiveWorld for each of the years 2007, 2008, 2009, and 2010. Under these terms, WPP might earn additional warrants based on the percentage of LiveWorld’s revenues that is attributable to the joint venture and the number of shares of capital stock outstanding or issuable upon the exercise or conversion of other securities.

For fiscal 2007, there were no warrants issued to WPP. The aggregate number of warrants issuable to WPP cannot exceed 20% of the number of shares of LiveWorld stock that are then outstanding or issuable upon the exercise of all outstanding options and warrants and the conversion of all convertible securities for fiscal 2008; that limit increases to 30%, and for 2009. In 2010, the maximum total number of warrants that may be required to be issued under this relationship is 53% of the fully diluted share count of the company.

8.	RETIREMENT PLAN

The Company sponsors a 401(k) savings and retirement plan for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries to this plan up to a statutory maximum amount. Under the plan, which is qualified under Section 401(k) of the federal tax laws, the Company’s Board of Directors, in its sole discretion, may make discretionary matching contributions to the plan. To date, the Company has not made any contributions to the plan.

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

The provision for income taxes was approximately $10,000 for the fiscal 2005, $51,000 for the fiscal 2006, and $13,000 for the fiscal 2007. The provision for income taxes primarily relates to state minimum taxes.

	Years Ended
	December 31,
	2005	2006	2007

Current:
Federal	$—	$6	$—
State	(10)	45	14
Foreign	—	—	—

Total current	(10)	51	14
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total	$10	$51	$14

The Company’s effective tax rate differs from the statutory rates, primarily due to tax benefits for net operating losses and stock based compensation. A reconciliation of the expected U.S. Federal tax expense attributable to income from continuing operations differed from amounts computed by applying the U.S. Federal statutory tax rate to pretax gain or loss from continuing operations as follows:

	Year Ended
	December 31,
	2005	2006	2007

Provision at statutory rate	34%	34%	34%
State taxes, net of federal benefit	2	(5)	(1)
Net operating loss not used	—	—	(32)
Permanent differences	24	(32)	(5)
Change in valuation allowance	(99)	3	2
Tax benefit of NOL carry-forward	36	—	—
Other	5	(5)	1

Net tax provision	2%	(5)%	(1)%

Deferred income tax assets and liabilities are recorded for differences between the financial statement and the tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted law and rate applicable to the periods in which the differences are expected to affect taxable income. Due to uncertainties surrounding the realization of these deferred tax assets. A valuation allowance has been established when necessary to reduce tax assets to the amount expected to be realized.

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets are as follows at December 31, 2007:

	Year Ended December 31,
	2005	2006	2007
	($ in thousands)

Deferred tax assets:
Net operating loss carry-forwards	$49,955	$50,053	$—
R&D credit carry-forward	714	714	—
Depreciation	116	15	(48)
Accruals	76	111	111

	50,861	50,893	63

Less: valuation allowance	(50,861)	(50,893)	(63)

Net deferred tax asset	$—	$—	$—

The net change in the valuation allowance was an increase of $629,000 in 2005, an increase of approximately $33,000 in 2006, and a decrease of approximately $51 million in 2007. As of December 31, 2007, the Company had net operating loss carryforwards of approximately $123 million and $100 million for federal and state purposes. Internal Revenue Code Section 382 imposes restrictions upon the utilization of net operating losses, tax credits and capital loss carryforwards in the event of an “ownership change” of a corporation. The Company must complete a thorough review of historical stock ownership to determine if an “ownership change” has occurred which may result in substantial limitation of utilization of the net operating loss carryforwards prior to their expiration. Therefore, the Company has decreased the deferred tax asset related to the net operating loss carryforwards and the related valuation allowance until it has completed a detailed “ownership change” analysis required under Internal Revenue Code Section 382 to determine if there is any limitation on the utilization of the net operating loss carryforwards and any tax credits generated prior and including 2007.

The Company currently files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state and local examinations by tax authorities for years before 2003. The Company is currently not under any examination by nor has received notices of examination from tax authorities.

The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2007	$0
Additions based on tax positions related to the current year	0
Reductions for tax positions taken in prior years	0

Balance at December 31, 2007	$0

10.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On May 10, 2006, the Company entered into a consulting agreement with DragonBridge Capital LLC, an entity affiliated with Barry Weinman. Mr. Weinman is affiliated with Allegis Capital, one of the Company’s major stockholders. Pursuant to the consulting agreement, the Company agreed to pay retainer of $60,000, to be paid at $5,000 per month. The agreement terminated in May 2007. Pursuant to the agreement, DragonBridge would be entitled to certain additional fees in the event a joint venture was established and funded in China. No additional fees were earned under this agreement.

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases its facilities under operating leases which expire either October 31, 2009 or December 14, 2010. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property tax, insurance and normal maintenance costs. Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
($ in thousands)

2008	$177
2009	188
2010	141

Total minimum operating lease payments	$506

Rent expense of $98,567 was recognized in 2005, $120,545 was recognized in 2006, and $177,659 was recognized in 2007.

Master Equipment Lease Agreement — In October 2006, the Company entered into a master lease agreement for equipment with Bank of America. The total available line is $800,000. As of December 31, 2007, the Company has committed to approximately $250,000 of equipment on the lease agreement with payments of approximately $9,700 per month for thirty-six (36) months.

Contingencies — The Company is not currently subject to any legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry.

Service Level Agreements — The Company has various service level agreements wherein a penalty could be assessed for failure to meet specified service levels. The penalties incurred to date have not had a material impact on the operations of the business.

12.	SETTLEMENT AGREEMENT

Settlement with Sparks Networks — In December 1999, LiveWorld executed two agreements with an online dating service company called SocialNet Incorporated. The first agreement called for LiveWorld to invest $3,000,000 in SocialNet, and the second agreement was an operating agreement under which SocialNet would purchase $500,000 per year of LiveWorld services over a three year period. Subsequently SocialNet was acquired by a Company named MatchNet PLC which later changed its name to Spark Networks. After the acquisition, the two companies LiveWorld and Sparks Networks had a dispute over the amount of money owed to LiveWorld under the operating agreement between SocialNet and the Company. In July 2001, the Company filed an action against SocialNet and MatchNet PLC as a result of the disputed monies owed to the Company. In February of 2005 the Company and the Sparks Group entered into a settlement agreement where the Company was paid $400,000 to settle it complaint with the Sparks Group. Additionally, the Company expensed approximately $218,000 for legal fees and other expenses incurred with the settlement.

Settlement of the Talk City estate — In May 2001, the Company sold its assets associated with its talkcity.com site to MyEsp, which subsequently renamed itself Talk City, Inc. At this time, the Company changed its name back to LiveWorld. The agreements included an operating contract under which MyEsp (Talk City) would pay LiveWorld $900,000 per year to operate the talkcity.com site. In late 2001 MyESP (Talk City) defaulted on its payments to LiveWorld and in January 2002, MyESP (Talk City) filed for bankruptcy. During the MyESP (Talk City) bankruptcy proceedings and under the supervision of the court, the Company was required to continue to provide services to MyESP (Talk City) and in turn to incur substantial operating expenses to provide services to

LIVEWORLD, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

MyESP (Talk City), as well as legal fees to manage its role in the case. The Company incurred approximately $500,000 in operational costs and $600,000 in legal fees in this matter. Ultimately the court ruled that the Company should be reimbursed for a portion of these costs, but the MyESP (Talk City) estate liquidated without having sufficient funds to make any payments to the Company. The Company was able to reclaim most of the computer equipment it had sold to MyEsp and in 2006 received approximately $67,000 payment as its share of the estates liquidation. As the $67,000 was payment for money owed the Company for services provided it was recorded as miscellaneous income.

13.	SUBSEQUENT EVENTS.

Line of Credit — In March 2008, the Company extended its one year credit facility with Bank of America, which provides for borrowing of up to $550,000 at an annual interest rate equal to the bank’s prime rate plus one percentage point (1%). The credit facility is collateralized by the Company’s assets and expires in February 2009. The credit facility contains financial and reporting covenants that require the Company to maintain certain financial ratios only when the Company has an outstanding balance. There were no outstanding borrowings as of March 24, 2008.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within LiveWorld have been detected.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K in that we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) for our 2008 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers required by this Item is incorporated by reference from the section entitled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K.

Certain information required by this item is incorporated by reference to our Proxy Statement.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item is incorporated by reference to our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of options granted to employees, consultants or our board of directors under all existing equity compensation plans including the 1996 Stock Option Plan and the 1999 Director Option Plan.

	Number of
	Securities to be			Number of
	Issued Upon		Weighted-Average	Securities
	Exercise of		Exercise Price of	Remaining Available
	Outstanding		Outstanding	for Future Issuance
	Options,		Options, Warrants	Under Equity
Plan Category	and Rights		and Rights	Compensation Plans

Equity compensation plans approved by security holders	21,689,277	(1)	$0.12	10,479,268	(2)
Equity compensation plans not approved by security holders	0		$0.00	0

Total	21,689,277		$0.12	10,479,268

(1)	Represent outstanding shares under the 1996 Stock Option Plan and the 2007 Stock Option Plan. No further stock options can be granted under the 1996 Stock Option Plan, which expired in 2006.

(2)	Represents 250,000 shares available for issuance under the Director Stock Plan and 10,229,268 shares available for issuance under the 2007 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements: The financial statements are set forth under Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits.

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of LiveWorld.
3	.2(1)	Amended and Restated Bylaws of LiveWorld.
4	.1(1)	Form of Warrant entered into by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.2(1)	Warrant Purchase Agreement, dated July 7, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.3(1)	Voting and Covenant Agreement, dated July 7, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.

Exhibit
Number		Description

4	.4(1)	Amendment No. 1 to Voting and Covenant Agreement, dated September 11, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.5(1)	Purchase Agreement, dated September 11, 2006, by and between LiveWorld and the individuals and entities listed therein.
4	.6(1)	Investors’ Rights Agreement, dated September 11, 2006, by and between LiveWorld and the individuals and entities listed therein.
4	.7(1)	Amendment No. 1 to Investors’ Rights Agreement, dated December 22, 2006 by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.8(1)	Form of Common Stock Certificate.
4	.9(1)	Purchase Agreement, dated December 22, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
10	.1(1)	Form of Indemnification Agreement entered into by LiveWorld with each of its directors and executive officers.
10	.2(2)	1996 Stock Option Plan and related agreements.
10	.3(2)	1999 Director Option Plan.
10	.4(1)	Office Lease Agreement, dated June 9, 2006, by and between LiveWorld and JZM LLC.
10	.5(1)	Office Lease Agreement, dated July 1, 2004, by and between LiveWorld and Carlyle Market Post Tower MMR, LLC.
10	.6(1)	Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.1(1)	Schedule No. 9, dated December 7, 2004, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.2(1)	Amendment to Schedule No. 9, dated December 8, 2006, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.3(1)	Second Amendment to Schedule No. 9, dated May 11, 2006, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.4(1)	Third Amendment to Schedule No. 9, dated May 11, 2006, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.5(1)	Fourth Amendment to Schedule No. 9, dated April 1, 2007, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and AOL LLC (formerly known as “America Online, Inc.”).
10	.7(1)	Agreement for the Supply of Moderation Services, dated January 31, 2005, by and between LiveWorld and AOL (UK) Ltd.
10	.7.1(1)	Change Order No. 1, dated September 28, 2006, to Agreement for the Supply of Moderation of Services, dated January 31, 2006, by and between LiveWorld and AOL (UK) Ltd.
10	.8(1)	Services Agreement, dated May 6, 2004, by and between LiveWorld and eBay Inc.
10	.8.1(1)	Addendum No. 2, dated November 20, 2006, to the LiveWorld Services Agreement, dated May 6, 2004, by and between LiveWorld and eBay Inc.
10	.9(1)	Software Reseller Agreement, dated January 1, 2005, by and between LiveWorld and CoolServlets, Inc. d/b/a Jive Software.
10	.10(1)	Sales Representative Agreement, dated July 7, 2006, by and between LiveWorld and LiveWorld-WPP, L.L.P.
99	.1(1)	Operating Agreement of LiveWorld-WPP, L.L.C., dated July 7, 2006.
23.1		Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from LiveWorld’s Registration Statement on Form 10-SB as declared effective by the Securities and Exchange Commission on July 30, 2007.

(2)	Incorporated by reference from LiveWorld’s Registration Statement on Form S-8 (333-144818) as declared effective by the Securities and Exchange Commission on July 24, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEWORLD, INC.

By:	/s/ David S. Houston
David S. Houston
Chief Financial Officer

Date: March 25, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter H. Friedman and David S. Houston, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter H. Friedman Peter H. Friedman	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2008

/s/ David S. Houston David S. Houston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of LiveWorld.
3	.2(1)	Amended and Restated Bylaws of LiveWorld.
4	.1(1)	Form of Warrant entered into by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.2(1)	Warrant Purchase Agreement, dated July 7, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.3(1)	Voting and Covenant Agreement, dated July 7, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.4(1)	Amendment No. 1 to Voting and Covenant Agreement, dated September 11, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.5(1)	Purchase Agreement, dated September 11, 2006, by and between LiveWorld and the individuals and entities listed therein.
4	.6(1)	Investors’ Rights Agreement, dated September 11, 2006, by and between LiveWorld and the individuals and entities listed therein.
4	.7(1)	Amendment No. 1 to Investors’ Rights Agreement, dated December 22, 2006 by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
4	.8(1)	Form of Common Stock Certificate.
4	.9(1)	Purchase Agreement, dated December 22, 2006, by and between LiveWorld and J. Walter Thompson U.S.A., Inc.
10	.1(1)	Form of Indemnification Agreement entered into by LiveWorld with each of its directors and executive officers.
10	.2(2)	1996 Stock Option Plan and related agreements.
10	.3(2)	1999 Director Option Plan.
10	.4(1)	Office Lease Agreement, dated June 9, 2006, by and between LiveWorld and JZM LLC.
10	.5(1)	Office Lease Agreement, dated July 1, 2004, by and between LiveWorld and Carlyle Market Post Tower MMR, LLC.
10	.6(1)	Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.1(1)	Schedule No. 9, dated December 7, 2004, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.2(1)	Amendment to Schedule No. 9, dated December 8, 2006, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.3(1)	Second Amendment to Schedule No. 9, dated May 11, 2006, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.4(1)	Third Amendment to Schedule No. 9, dated May 11, 2006, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and America Online, Inc.
10	.6.5(1)	Fourth Amendment to Schedule No. 9, dated April 1, 2007, to Agreement for Consulting Services, dated May 12, 2003, by and between LiveWorld and AOL LLC (formerly known as “America Online, Inc.”).
10	.7(1)	Agreement for the Supply of Moderation Services, dated January 31, 2005, by and between LiveWorld and AOL (UK) Ltd.
10	.7.1(1)	Change Order No. 1, dated September 28, 2006, to Agreement for the Supply of Moderation of Services, dated January 31, 2006, by and between LiveWorld and AOL (UK) Ltd.
10	.8(1)	Services Agreement, dated May 6, 2004, by and between LiveWorld and eBay Inc.
10	.8.1(1)	Addendum No. 2, dated November 20, 2006, to the LiveWorld Services Agreement, dated May 6, 2004, by and between LiveWorld and eBay Inc.
10	.9(1)	Software Reseller Agreement, dated January 1, 2005, by and between LiveWorld and CoolServlets, Inc. d/b/a Jive Software.

Exhibit
Number		Description

10	.10(1)	Sales Representative Agreement, dated July 7, 2006, by and between LiveWorld and LiveWorld-WPP, L.L.P.
99	.1(1)	Operating Agreement of LiveWorld-WPP, L.L.C., dated July 7, 2006.
23.1		Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from LiveWorld’s Registration Statement on Form 10-SB () as declared effective by the Securities and Exchange Commission on July 30, 2007.

(2)	Incorporated by reference from LiveWorld’s Registration Statement on Form S-8 (333-144818) as declared effective by the Securities and Exchange Commission on July 24, 2007.