Form 10-K/A
period 2007-12-31
LIVEWORLD INC
filed 2008-09-10
CIK 1080088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26657
LIVEWORLD, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0426524
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4340 Stevens Creek Blvd. Suite 101
San Jose, California	95129
(Address of principal executive offices)	(Zip Code))
Registrant’s telephone number, including area code: (408) 542-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	None
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Do not check if a smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007, computed by reference to the closing sale price as reported by the Over-the-Counter Bulletin Board on such date, was approximately $14,886,521. Shares of common stock held by each executive officer and director and by each person who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of Registrant’s Common Stock outstanding as of September 10, 2008 was 30,862,811.

DOCUMENTS INCORPORATED BY REFERENCE
None
LIVEWORLD, INC.
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), which was originally filed on March 25, 2008 (the “Original Filing”), is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information required by Part II, Item 9A of the Original Filing. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from LiveWorld, Inc.’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.
     As used in this Form 10-K/A, references to the “Company,” “we,” “our,” or “us,” mean LiveWorld, Inc., unless the context otherwise indicates.
     All information contained in this Form 10-K/A is as of the original filing date of the Form 10-K and does not reflect any subsequent information or events other than as described above.

PART II
Item 9A. Controls and Procedures.
     This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Evaluation of Disclosure Controls and Procedures
          We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective.
Changes in Internal Control over Financial Reporting
          There was no change in our internal control over financial reporting that occurred during the fourth quarter of the 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements
     We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.
     (a)(2) Financial Statement Schedules
     We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.
     (b) Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose and State of California, on September 10, 2008.

LIVEWORLD, INC.
By:	/s/ Peter H. Friedman
Peter H. Friedman
Chief Executive Officer and Director

By:	/s/ David S. Houston
David S. Houston
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

By:	/s/ Peter H. Friedman Peter H. Friedman	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2008

By:	/s/ David S. Houston David S. Houston	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2008

By:	/s/ Bill Cleary Bill Cleary	Director	September 10, 2008

Exhibit index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.